Form 10-Q
period 2015-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2015-05-12
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36783

BELLICUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	2836	20-1450200
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2130 W. Holcombe Blvd., Ste. 800
Houston, TX 77030
(832) 384-1100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
     As of April 30, 2015, there were 26,378,474 outstanding shares of Bellicum’s common stock, par value, $.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.

Balance Sheets

(In thousands except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,638	$191,602
Accounts receivable	94	298
Prepaid expenses and other current assets	1,279	1,322
Total current assets	185,011	193,222
Property and equipment, net of accumulated depreciation	3,164	2,427
Other assets	97	145
TOTAL ASSETS	$188,272	$195,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115	$1,209
Accrued expenses	1,079	2,163
Deferred revenue	—	13
Current portion of deferred rent	26	97
Current portion of deferred manufacturing costs	428	154
Total current liabilities	2,648	3,636
Long-term liabilities:
Deferred rent	263	209
Deferred manufacturing costs	—	313
Total long-term liabilities	263	522
TOTAL LIABILITIES	2,911	4,158
Commitments and contingencies: (Note: 8)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized at March 31, 2015 and December 31, 2014; 27,055,937 shares issued and 26,378,474 shares issued and outstanding; at March 31, 2015; 27,050,055 issued and 26,372,592 issued and outstanding at December 31, 2014	271	271
Treasury stock: 677,463 shares held at March 31, 2015 and December 31, 2014	(5,056)	(5,056)
Additional paid-in capital	310,848	309,365
Accumulated deficit	(120,702)	(112,944)
Total stockholders’ equity	185,361	191,636
Total liabilities and stockholders’ equity	$188,272	$195,794

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Statements of Operations

(In thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUES
Grants	$107	$552
Total revenues	107	552
OPERATING EXPENSES
Research and development	5,718	2,389
General and administrative	2,197	440
Total operating expenses	7,915	2,829
Loss from operations	(7,808)	(2,277)
OTHER INCOME (EXPENSE):
Interest income	50	3
Interest expense	—	(16)
Total other income (expense)	50	(13)
NET LOSS	(7,758)	$(2,290)
Preferred stock dividends	—	(540)
Net loss attributable to common shareholders, basic and diluted	$(7,758)	$(2,830)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.30)	$(1.52)
Weighted-average shares outstanding, basic and diluted	26,259,392	1,863,350

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,758)	$(2,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	196	159
Share-based compensation	1,489	76
Amortization of lease liability	(17)	(28)
Changes in operating assets and liabilities:
Accounts receivable	204	(527)
Prepaid expenses and other assets	91	17
Accounts payable	(94)	(106)
Accrued liabilities	(1,176)	(581)
Deferred costs	(52)	62
Other liabilities	92	—
NET CASH USED IN OPERATING ACTIVITIES	(7,025)	(3,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(933)	(22)
CASH USED IN INVESTING ACTIVITIES	(933)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	—
Proceeds from issuance of Series B preferred stock	—	7,320
Payment of issuance costs of common stock	(8)	—
Proceeds from exercise of common warrants	—	201
Payments on line of credit	—	(100)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6)	7,421
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,964)	4,181
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,602	11,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$183,638	$15,349
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Dividends accrued on preferred stock	$—	540

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc. (the Company or Bellicum), was incorporated in Delaware in July 2004 and is based in Houston, Texas. The Company is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. The Company is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR-T cell therapy and dendritic cell vaccines. The Company has not generated any revenue from product sales to date and does not anticipate generating revenues from product sales in the foreseeable future.

The Company is subject to risks common to companies in the biotechnology industry and the future success of the company is dependent on its ability to successfully complete the development of, and obtain regulatory approval for, its product candidates, managing the growth of the organization, obtaining additional financing necessary in order launch and commercialize its product candidates, and competing successfully with other companies in its industry.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2014 (the Annual Report). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol (BLCM) or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Historically, prior to the Company’s initial public offering of its common stock, or IPO, in December 2014, the fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by its Board of Directors. Given the absence of a public trading market for the Company’s common stock, its Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of its common stock, including the following:

•	its stage of development;

•	its operational and financial performance;

•	the nature of its services and its competitive position in the marketplace;

•	the value of companies that it considers peers based on a number of factors, including similarity to the Company with respect to industry and business model;

•	the likelihood of achieving a liquidity event, such as an initial public offering and the nature and history of its business;

•	issuances of preferred stock and the rights, preferences, and privileges of its preferred stock relative to those of its common stock;

•	business conditions and projections;

•	the history of the Company and progress of its research and development efforts and clinical trials; and

•	the lack of marketability of its common stock.

Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of share of common stock outstanding during the period without consideration for common stock equivalents.

Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. The net loss per share of common stock attributable to common stockholders is computed using the two-class method required for participating securities. All series of the Company’s convertible preferred stock were considered to be participating securities as they were entitled to participate in undistributed earnings with shares of common stock. Due to the Company’s net loss, there is no impact on the earnings per share calculation in applying the two-class method since the participating securities have no legal requirement to share in any losses.
The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per shares of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

Common Stock Equivalents:	March 31, 2015	March 31, 2014
Series A Preferred Stock Convertible Preferred Stock - as converted to common stock	—	1,496,782
Series B Preferred Stock Convertible Preferred Stock - as converted to common stock	—	4,791,740
Warrants to purchase common stock	355,392	473,031
Options to purchase common stock	3,443,011	1,584,692
	3,798,403	8,346,245

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurement, provides a comprehensive framework for measuring the fair value of assets and liabilities, which provides for consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.
Financial assets and liabilities that have recurring fair value measurements are shown below (in thousands):

	Balance at March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$181,636	$181,636	$—	$—
Total	$181,636	$181,636	$—	$—

	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market funds	$43,587	$43,587	$—	$—
Total	$43,587	$43,587	$—	$—

NOTE 4 – ACCRUED EXPENSES

Accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll	$—	$731
Commission on exercise of warrants	—	731
Medical facility fees	559	201
Patient treatment costs	125	128
License costs	52	50
Other	343	322
Total accrued expenses	$1,079	$2,163

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

As of March 31, 2015 and December 31, 2014, the Company had 10,000,000 authorized shares of preferred stock, with none outstanding and a par value of $0.01 per share.

Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 200,000,000 authorized shares of common stock with a par value of $0.01 per share.

Exercise of Common Warrants
In March 2014, the Company issued 393,523 shares of common stock for $200,700, or $0.51 per share in conjunction with the exercise of warrants expiring in March of 2014.

Reverse Stock Split
On December 4, 2014, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 1-for-1.7 basis (the Reverse Stock Split). The par value and the authorized shares of the common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, warrants for common stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

NOTE 6 - SHARE-BASED COMPENSATION

 At March 31, 2015, the Company had share-based awards under four share-based compensation plans as follows:

The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of March 31, 2015, 161,174 shares of Common Stock were reserved for issuance pursuant to outstanding options previously granted under the 2006 Plan to purchase Common Stock of the Company. The 2006 Plan was terminated by the Board in October 2014.
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of March 31, 2015, 2,425,561 shares of Common Stock were reserved for issuance pursuant to outstanding options previously granted under the 2011 Plan to purchase Common Stock of the Company. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
The 2014 Equity Incentive Plan (the 2014 Plan) became effective in December 2014, upon the closing of our initial public offering. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to employees, including officers, non-employee directors and consultants to the Company or its affiliates. The 2014 Plan also provides for the grant of performance cash awards and performance-based stock awards. The aggregate number of shares of Common Stock that are authorized for issuance under the 2014 Plan is 2,990,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued.
The 2014 Employee Stock Purchase Plan (ESPP) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase our Common Stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of our Common Stock, pursuant to purchase rights granted to our employees. The ESPP was approved by the Board and our stockholders in December 2014 and employee payroll deductions of approximately $101,000 were withheld during the first quarter of 2015. During the three months ended March 31, 2015, no stock purchases were made under the ESPP and therefore there was no share-based compensation cost. The Company expects to record share-based compensation expense in the future to the extent that shares are purchased for less than fair market value under the ESPP.

Share-based compensation expense is included within operating expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$599	$66
General and administrative	890	10
Total share-based compensation	$1,489	$76

The Company granted options to purchase 10,293 shares of its common stock during the three months ended March 31, 2014. The fair value of the option grants during the three months ended March 31, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	91.2%	101.0%
Expected term (in years)	6.08	6.25
Risk-free interest rate	1.6%	2.7%
Expected dividend yield	—%	—%

At March 31, 2015, there was $28.9 million of unrecognized compensation expense related to unvested stock options and stock that is expected to be recognized over a weighted-average period of 3.7 years.

During the three months ended March 31, 2015, the company received cash proceeds from the exercise of stock options of approximately $2,000. The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 was $0.1 million.

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2015:

	Options	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	(in thousands) Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	2,733,793	$5.09	8.39	$49,076
Granted	715,100	$23.70
Exercised	(5,882)	$0.34
Canceled or forfeited	—	$—
Outstanding at March 31, 2015	3,443,011	$8.96	8.53	$49,297
Exercisable at March 31, 2015	1,294,072	$2.30	6.91	$26,299
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2015.
At March 31, 2015 and December 31, 2014, there were 117,647 shares of unvested common stock outstanding.

NOTE 7 - GRANT REVENUE

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
During the three months ended March 31, 2014, the Company incurred $0.5 million of expenses under the Grant Contract. As of March 31, 2015 and December 31, 2014, the Company had an outstanding grant receivable of $- million and $0.3 million respectively, for grant expenditures that were paid but had not yet been reimbursed.

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
As of March 31, 2015 and 2014, funds spent under the grant were $0.1 million each. As of March 31, 2015 and December 31, 2014, the Company had a receivable of $0.1 million and $- million, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation
The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

NOTE 9 - SUBSEQUENT EVENTS

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

New Lease Agreement

On May 6, 2015, the Company entered into a Lease Agreement (the Lease) with Sheridan Hills Developments L.P. (the Landlord) for the lease of three spaces of approximately 25,304 square feet (the Manufacturing Space), 705 square feet (the Interior Mechanical Space) and 808 square feet (the Exterior Mechanical Space), respectively, which the Company will use to enable in-house cell therapy manufacturing. The term of the Lease will begin on September 1, 2015 and continue for an initial term of five years, which may be renewed for five additional one-year periods. For the Manufacturing Space, the Company is required to remit base monthly rent of approximately $64,841 which will increase at an average approximate rate of 3.5% each year. For the Interior Mechanical Space, the Company is required to remit base monthly rent of approximately $1,219, which will increase at an average approximate rate of 5% each year. The monthly base rent for the Exterior Mechanical Space is approximately $471. The Company is also required to pay additional rent in the form of its pro rata share of certain specified operating expenses of the Landlord. An early termination right is available to the Company upon certain events, including the Landlord’s default on its obligations under the Lease. The newly leased spaces are located within the same building as the Company’s current headquarters in Houston, Texas.

License Agreement

On April 23, 2015, the Company and Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre (Leiden), entered into a license agreement (the Agreement), pursuant to which Leiden granted to the Company an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting PRAME and POU2AF1 epitopes.

The license granted under the Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to the Company of such academic research collaborations.

As consideration for the rights granted to the Company under the Agreement, the Company agreed to pay to Leiden an aggregate of EUR 75,000 in upfront fees within 30 days of the effective date of the Agreement. In addition, the Company agreed to pay to Leiden, beginning on the eighth anniversary of the effective date of the Agreement, annual minimum royalty payments of EUR 30,000. The Company also is required to make milestone payments to Leiden of up to an aggregate of EUR 1,025,000 for each of the first licensed product that is specific to PRAME and to POU2AF1. The Agreement additionally provides that the Company will pay to Leiden a royalty in the low single digits on net sales of products covered by the Agreement. If the Company enters into a sublicensing agreement with a third party related to a product covered by the Agreement, the Company agreed to pay Leiden a percentage ranging in the low double digits on all non-royalty income received from sublicensing revenue directly attributable to the sublicense, dependent on whether the Company is in phase 1/2, phase 2 or phase 3 at the time that the Company enters into any such sublicensing agreement.

Under the Agreement, the Company and Leiden also agreed to enter into a sponsored research agreement, to be separately negotiated, pursuant to which the Company would be required to pay Leiden up to EUR 300,000over a three-year period during the term of the sponsored research agreement.

The Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Agreement may be terminated earlier upon mutual written agreement between the Company and Leiden, and at any time by the Company upon six months written notice to Leiden. Leiden may terminate the Agreement in the event of a failure by the Company to pay any amounts due under the Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event.
The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than those disclosed in this Report on Form 10-Q and as discussed in these notes to the financial statements.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” "expect,” “intend,” “may,” “plan,” “potential,” "project," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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

•
BPX-501. We are developing a CaspaCIDe product candidate, BPX-501, as an adjunct T-cell therapy administered after allogeneic HSCT, using donor stem cells. BPX-501 is designed to decrease the risk of including T cells with the transplant by enabling the elimination of donor T cells through the triggering of the CaspaCIDe safety switch upon emergence of graft-versus-host-disease, or

GvHD. BPX-501 is currently being evaluated in multiple Phase 1/2 clinical trials in the United States and Europe, with the first top-line data expected in the fourth quarter of 2015.

•
BPX-201. We are developing a DeCIDe product candidate, BPX-201, as a dendritic cell cancer vaccine made from the patient’s own white blood cells, designed to treat metastatic castrate-resistant prostate cancer, or mCRPC. It targets the prostate specific membrane antigen, or PSMA, and uses our DeCIDe activation switch technology. BPX-201 is currently being evaluated in an 18-patient Phase 1 clinical trial for mCRPC. We are evaluating opportunities for BPX-201 in combination with other cancer immunotherapies, such as checkpoint inhibitors.

In addition, our preclinical product candidates are designed to overcome the current limitations of CAR-T and TCR therapies and include the following:

•	BPX-401. We are developing a CIDeCAR product candidate, BPX-401, as a next-generation CAR T cell therapy for hematological cancers that express the CD19 antigen.

•
BPX-601. We are developing a GoCAR-T product candidate, BPX-601, for solid tumors overexpressing prostate stem cell antigen, or PSCA, such as some prostate, pancreatic, bladder, esophageal and gastric cancers.

•
BPX-701. We are developing a CaspaCIDe TCR product candidate, BPX-701, in collaboration with Leiden University Medical Center, initially for the treatment of PRAME-expressing melanoma, sarcomas and neuroblastoma.

We expect to file Investigational New Drug Applications, or INDs for BPX-701 in the fourth quarter of 2015 and for BPX-401 and BPX-601 in 2016. Our IND-enabling activities for each of these preclinical product candidates include manufacturing key components and developing a robust process to produce cell products that comply with regulations of the FDA, and other regulatory agencies. We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality and purity. This process is being implemented by our third-party contract manufacturers to produce BPX-501 for our clinical trials. We expect to leverage our resources, capabilities and expertise for the manufacture of our CAR-T and TCR product candidates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no material changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Financial Operations Overview

Recent Developments

On May 6, 2015, we entered into a Lease Agreement (the Lease) with Sheridan Hills Developments L.P. (the Landlord) for the lease of three spaces of approximately 25,304 square feet (the Manufacturing Space), 705 square feet (the Interior Mechanical Space) and 808 square feet (the Exterior Mechanical Space), respectively, which we will use to enable in-house cell therapy manufacturing. The term of the Lease will begin on September 1, 2015 and continue for an initial term of five years, which may be renewed for five additional one-year periods. For the Manufacturing Space, we are required to remit base monthly rent of approximately $64,841 which will increase at an average approximate rate of 3.5% each year. For the Interior Mechanical Space, we are required to remit base monthly rent of approximately $1,219, which will increase at an average approximate rate of 5% each year. The monthly base rent for the Exterior Mechanical Space is approximately $471. We are also required to pay additional rent in the form of its pro rata share of certain specified operating expenses of the Landlord. An early termination right is available to us upon certain events, including the Landlord’s default on its obligations under the Lease. The newly leased spaces are located within the same building as our current headquarters in Houston, Texas.

On April 23, 2015, Bellicum and Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre (Leiden), entered into a license agreement (the Agreement), pursuant to which Leiden granted us an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting PRAME and POU2AF1 epitopes.

The license granted under the Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to the Company of such academic research collaborations.

As consideration for the rights granted under the Agreement, we agreed to pay to Leiden an aggregate of EUR 75,000 in upfront fees within 30 days of the effective date of the Agreement. In addition, we agreed to pay to Leiden, beginning on the eighth anniversary of the effective date of the Agreement, annual minimum royalty payments of EUR 30,000. We are also is required to make milestone payments to Leiden of up to an aggregate of EUR 1,025,000 for each of the first licensed product that is specific to PRAME and to POU2AF1. The Agreement additionally provides that we will pay to Leiden a royalty in the low single digits on net sales of products covered by the Agreement. If we enter into a sublicensing agreement with a third party related to a product covered by the Agreement, we have agreed to pay Leiden a percentage ranging in the low double digits on all non-royalty income received from sublicensing revenue directly attributable to the sublicense, dependent on whether the Company is in phase 1/2, phase 2 or phase 3 at the time that we enter into any such sublicensing agreement.

Under the Agreement, Bellicum and Leiden also agreed to enter into a sponsored research agreement, to be separately negotiated, pursuant to which we would be required to pay Leiden up to EUR 300,000 over a three-year period during the term of the sponsored research agreement.

The Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Agreement may be terminated earlier upon mutual written agreement between Bellicum and Leiden, and at any time by us upon six months written notice to Leiden. Leiden may terminate the Agreement in the event of our failure to pay any amounts due under the Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event.
Financial Operations Overview
Revenues
To date, we have only recognized revenue from government grants and we have not generated any product revenue. We have received funds from the Cancer Prevention and Research Institute of Texas, or CPRIT, and the National Institutes of Health, or NIH, which are awarded based on the progress of the program being funded. In cases when the grant money is not received until expenses for the program are incurred, we accrue the revenue based on the costs incurred for the programs associated with the grant.
During 2011, we entered into a grant agreement with CPRIT for approximately $5.7 million covering a three year period from July 1, 2011 through June 30, 2014. The grant initially allowed us to receive funds in advance of costs and allowable expenses being incurred. On a quarterly basis, we were required to submit a financial reporting package outlining the nature and extent of reimbursed costs under the grant. At the end of each period, any excess funds received in advance, or paid prior to reimbursement, result in a deferred liability or grant receivable. The CPRIT grant has expired as of June 30, 2014. We recorded a grant receivable from CPRIT of $0.3 million at December 31, 2014, which was collected during the first quarter of 2015.
During 2013, we entered into a grant agreement with the NIH. The grant is a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $0.7 million to date, of which $0.5 million has been received. We accrue the revenue based on the costs incurred for the programs associated with the grant.
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
In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

General and administrative expenses
General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, insurance costs and professional fees for consultancy, legal, accounting, audit and investor relations.
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

Income Taxes

We did not recognize any income tax expense for the three months ended March 31, 2015 or 2014.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,
	2015	2014	CHANGE
(in thousands)
Grant revenues	$107	$552	$(445)
Operating expenses:
Research and development	5,718	2,389	3,329
General and administrative	2,197	440	1,757
Total operating expenses	7,915	2,829	5,086
Loss from operations	(7,808)	(2,277)	(5,531)
Other income (expense):
Interest income	50	3	47
Interest expense	—	(16)	16
Total other income (expense)	50	(13)	63
Net loss	$(7,758)	$(2,290)	$(5,468)
Grant Revenues
Grant revenues were $0.1 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in grant revenues was primarily due to the expiration of the CPRIT grant in June 2014.
Research and Development Expenses
Research and development expenses were $5.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. The $3.3 million increase in research and development expenses was primarily due to an increase in manufacturing of $1.2 million and clinical expenses of $0.5 million, primarily as a result of increased patient enrollment in our clinical trials for BPX-501. The increase was also due to an increase in research and development personnel costs of $0.9 million in the first quarter of 2015.
The following table indicates our research and development expense by project/category for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
Program	2015	2014	CHANGE
(in thousands)
BPX-201	$689	$515	$174
BPX-501	2,745	615	2,130
General	2,284	1,259	1,025
Total	$5,718	$2,389	$3,329
General and Administrative Expenses
General and administrative expenses were $2.2 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase of $1.8 million in general and administrative expenses in the first quarter of 2015 was due to our overall growth and public company related costs, including an increase in personnel, legal and accounting expenses, costs related to facilities, insurance costs and travel expenses.

Other Income (Expense)
Other income (expense) was $50,000 and $(13,000) for the three months ended March 31, 2015 and 2014, respectively. The change was primarily due to increased interest income on our cash and cash equivalents as a result of the capital that was raised during the second half of 2014.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $183.6 million and $191.6 million, respectively.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	THREE MONTHS ENDED MARCH 31,
	2015	2014	CHANGE
(in thousands)
Net cash used in operating activities	$(7,025)	$(3,218)	$(3,807)
Net cash used in investing activities:	(933)	(22)	(911)
Net cash (used in) provided by financing activities	(6)	7,421	(7,427)
Net cash (used in) provided by cash and cash equivalents	$(7,964)	$4,181	$(12,145)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2015, was comprised of a net loss of $7.8 million, which included depreciation expense of $0.2 million and share-based compensation expense of $1.5 million. Net cash used in operating activities was also comprised of the following primary components: a decrease in grant receivables of $0.2 million, a decrease in other assets of $0.1 million, and a decrease in accounts payable and accrued liabilities of $1.3 million.
Net cash used in operating activities for the three months ended March 31, 2014, was comprised of a net loss of $2.3 million, which included depreciation expense of $0.2 million and share-based compensation expense of $0.1 million. Net cash used in operating activities was also comprised of the following primary components: an increase in grant receivables of $0.5 million, and a decrease in accounts payable and accrued liabilities of $0.7 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $0.9 million and $22,000, respectively, which was derived solely from the purchase of property and equipment.
Financing Activities
Net cash used by financing activities for the three months ended March 31, 2015 was $6,000, which was derived from approximately $2,000 of proceeds from exercise of stock options offset by approximately $8,000 of expenses related to our recently completed initial public offering in December 2014. Net cash provided by financing activities for the three months ended March 31, 2014 was $7.4 million, which was derived from approximately $7.3 million from the issuance of convertible preferred stock, and proceeds of approximately $0.2 million from the exercise of common stock warrants which were offset by payments of $0.1 million on our existing line of credit.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. In addition, we expect to use capital to expand our manufacturing capabilities.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of BPX-501 or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing medical treatments, including the uncertainty of:

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
Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2015, which includes the net proceeds from our initial public offering, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of BPX-501 and any other product candidates;

•
continue the research and development of our product candidates; seek to discover additional product candidates; seek regulatory approvals for our product candidates if they successfully complete clinical trials;

•
establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products that may receive regulatory approval; enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts; and

•	incur additional costs associated with becoming a public company.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Commitment	Less Than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease agreements (1)	$9,454	$1,435	$3,849	$4,170	—
Contract manufacturing arrangements (2)	4,288	3,742	546	—	—
Facility lease agreements (3)	384	192	192	—	—
License agreements (4)	3,336	1,359	1,701	153	123
Total contractual obligations	$17,462	$6,728	$6,288	$4,323	$123

(1)
Operating lease agreements - The amounts above are comprised of two five-year lease agreements. The first lease will expire on January 31, 2020. See Note 13 to the audited financial statements included in our Annual Report for more information about the first lease. We entered into an additional five-year lease in May 2015, which will become effective on September 1, 2015. Under this new lease, we will be responsible for monthly base rental payments, which escalate on September 1 of each year until the lease expires on August 31, 2020. For more information about this second lease, see Note 9 to the financial statements included in this quarterly report.

(2)
Contract manufacturing arrangements - We have entered into several manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(3)
Facility lease agreements - In March 2013 we entered into a two-year manufacturing facility agreement for cell processing for a clinical trial. In February 2015, the agreement was extended for an additional two years.

(4)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by this license. The obligations listed in the table above represent estimates of when the milestones will be achieved. We cannot assure that the timing of the milestones will be completed when estimated or at all.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of March 31, 2015, we had cash, cash equivalents and investments in marketable securities of $183.6 million. Our cash, cash equivalents and investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in marketable securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2015 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of March 31, 2015, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

 Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, we implemented changes to our internal control procedures over financial reporting to remediate our previously reported material weaknesses in the Form 10-K for the year ended December 31, 2014. We hired additional personnel, including a chief financial officer and other senior finance executives, and consultants to augment our accounting staff, as well as implemented additional, formalized policies and procedures related to accounting and financial reporting, particularly surrounding non-routine transactional and financial reporting. These policies and procedures are followed by all accounting personnel.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) other than discussed above during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 None.

Item 1A. Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and in other reports we file with the SEC. There have been no changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that we believe are material. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Initial Public Offering of Common Stock

On December 17, 2014, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1 (File Nos. 333-200328 and 333-201031), which was declared effective by the SEC on December 17, 2014.

As of March 31, 2015, we have used the net offering proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. None of the net proceeds have been paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We are holding the balance of the net proceeds from the offering in money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 12, 2015	By:	/s/ THOMAS J. FARRELL
Thomas J. Farrell
President and Chief Executive Officer

Date: May 12, 2015	By:	/s/ ALAN A. MUSSO
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit number	Description of exhibit
10.1*	Amended and Restated Employment Agreement between the Company and Annemarie Moseley, Ph.D., dated April 1, 2015. (1)

10.2*	Employment Agreement between the Company and Kevin M. Slawin, M.D., dated April 6, 2015. (1)

10.2*	Employment Agreement between the Company and Ken Moseley, dated April 1, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)     Filed as an exhibit to the Company's current report on Form 8-K, filed with the SEC on April 7, 2015 and incorporated herein by reference.
*    Indicates a management contract or compensatory plan or arrangement.