Form 10-Q
period 2015-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2015-08-13
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
     As of July 31, 2015, there were 26,493,493 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,646	$191,602
Investment securities, available for sale - short-term	17,649	—
Accounts receivable, interest and other receivables	462	298
Prepaid expenses and other current assets	2,182	1,322
Total current assets	121,939	193,222
Investment securities, available for sale - long-term	53,270	—
Property and equipment, net of accumulated depreciation	4,798	2,427
Other assets	230	145
TOTAL ASSETS	$180,237	$195,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$814	$1,209
Accrued expenses	1,754	2,163
Deferred revenue	—	13
Current portion of deferred rent	30	97
Current portion of deferred manufacturing costs	376	154
Total current liabilities	2,974	3,636
Long-term liabilities:
Deferred rent	254	209
Deferred manufacturing costs	—	313
Total long-term liabilities	254	522
TOTAL LIABILITIES	3,228	4,158
Commitments and contingencies: (Note: 9)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 27,098,200 shares issued and 26,420,737 shares issued and outstanding at June 30, 2015; 27,050,055 issued and 26,372,592 issued and outstanding at December 31, 2014	271	271
Treasury stock: 677,463 shares held at June 30, 2015 and December 31, 2014	(5,056)	(5,056)
Additional paid-in capital	313,234	309,365
Accumulated other comprehensive loss	(204)	—
Accumulated deficit	(131,236)	(112,944)
Total stockholders’ equity	177,009	191,636
Total liabilities and stockholders’ equity	$180,237	$195,794

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
REVENUES
Grants	$84	$554	$191	$1,106
Total revenues	84	554	191	1,106
OPERATING EXPENSES
Research and development (includes share-based compensation of $962 and $72 for the three months ended June 30, 2015 and 2014, respectively and $1,561 and $138 for the six months ended June 30, 2015 and 2014, respectively)	8,012	3,235	13,730	5,624
General and administrative (includes share-based compensation of $1,186 and $9 for the three months ended June 30, 2015 and 2014, respectively and $2,075 and $19 for the six months ended June 30, 2015 and 2014, respectively)	2,777	592	4,974	1,032
Total operating expenses	10,789	3,827	18,704	6,656
Loss from operations	(10,705)	(3,273)	(18,513)	(5,550)
OTHER INCOME (EXPENSE):
Interest income	171	3	221	6
Interest expense	—	(11)	—	(27)
Total other income (expense)	171	(8)	221	(21)
NET LOSS	$(10,534)	$(3,281)	$(18,292)	$(5,571)
Preferred stock dividends	—	(564)	—	(1,104)
Net loss attributable to common shareholders, basic and diluted	$(10,534)	$(3,845)	$(18,292)	$(6,675)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.40)	$(1.81)	$(0.70)	$(3.35)
Weighted-average shares outstanding, basic and diluted	26,268,610	2,119,518	26,264,025	1,992,142

Net loss	$(10,534)	$(3,281)	$(18,292)	$(5,571)
Other comprehensive loss:
Unrealized loss on investment securities	$(204)	$—	$(204)	$—
Comprehensive loss	$(10,738)	$(3,281)	$(18,496)	$(5,571)

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,292)	$(5,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	375	321
Share-based compensation	3,636	157
Amortization of lease liability	(22)	(48)
Amortization of premium on investment securities, net	169	—
Changes in operating assets and liabilities:
Accounts receivable	(164)	(1,018)
Prepaid expenses and other assets	(945)	294
Accounts payable	(395)	(12)
Accrued liabilities	(409)	(624)
Deferred costs	(104)	291
NET CASH USED IN OPERATING ACTIVITIES	(16,151)	(6,210)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(73,619)	—
Proceeds from sale of investment securities	2,327	—
Purchases of property and equipment	(2,746)	(122)
CASH USED IN INVESTING ACTIVITIES	(74,038)	(122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	241	—
Proceeds from issuance of Series B preferred stock	—	7,320
Payment of issuance costs of common stock	(8)	—
Proceeds from exercise of common warrants	—	201
Payments on line of credit	—	(200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	233	7,321
NET CHANGE IN CASH AND CASH EQUIVALENTS	(89,956)	989
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,602	11,168
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,646	$12,157
NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends accreted on preferred stock	$—	$1,104

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc. (the Company or Bellicum), was incorporated in Delaware in July 2004 and is based in Houston, Texas. The Company is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. The Company is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR-T and TCR cell therapy and dendritic cell vaccines. The Company has not generated any revenue from product sales to date and does not anticipate generating revenues from product sales in the foreseeable future.

The Company is subject to risks common to companies in the biotechnology industry and the future success of the company is dependent on its ability to successfully complete the development of, and obtain regulatory approval for, its product candidates, manage the growth of the organization, obtain additional financing necessary in order to develop launch and commercialize its product candidates, and compete successfully with other companies in its industry.

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

Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense in the three and six months ended June 30, 2015, and results for the three and six months ended June 30, 2014 have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the three and six months ended June 30, 2014 was to increase research and development expense and reduce general and administrative expense by $0.4 million and $0.8 million, respectively, with no change in total operating expense or net loss.

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

	As of June 30,
Common Stock Equivalents:	2015	2014
Series A Preferred Stock Convertible Preferred Stock - as converted to common stock	—	1,496,782
Series B Preferred Stock Convertible Preferred Stock - as converted to common stock	—	4,791,740
Warrants to purchase common stock	355,392	473,031
Unvested shares of restricted stock	117,647	—
Options to purchase common stock	3,541,577	1,614,118
	4,014,616	8,375,671

Investment Securities
Consistent with its investment policy, the Company invests its cash allocated to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds and the Company invests the remainder of its cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities.
The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates its classification as of each balance sheet date. All investment securities owned during the six months ended June 30, 2015, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statement of comprehensive income (loss).
An investment security is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment security is below its cost basis is other than temporary using available evidence. In the event that the cost basis of the investment security exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment security and whether it is more likely than not the Company would be required to sell the investment security before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of comprehensive income (loss) and establishes a new cost basis in the investment.

NOTE 3 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Fair Value Measurement

The Company follows ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets. ASC 820 defines fair value, provides a consistent framework for measuring fair value under GAAP and requires fair value financial statement disclosures. ASC 820 applies only to the measurement and disclosure of financial assets that are required or permitted to be measured and reported at fair value under other ASC topics (except for standards that relate to share-based payments such as ASC Topic 718, Compensation – Stock Compensation).
The valuation techniques required by ASC 820 may be based on either observable or unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, and unobservable inputs reflect the Company’s market assumptions.
These inputs are classified into the following hierarchy:
Level 1 Inputs – quoted prices (unadjusted) in active markets for identical assets that the reporting entity has the ability to access at the measurement date;
Level 2 Inputs – inputs other than quoted prices included within Level 1 that are observable for the asset, either directly or indirectly; and
Level 3 Inputs – unobservable inputs for the assets.
The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash Equivalents:
Money market funds	$80,619	$80,619	$—	$—
Government sponsored securities	17,000	—	17,000	—
Commercial paper	800	—	800	—
Total Cash Equivalents	$98,419	$80,619	$17,800	$—

Investment Securities:
U.S. Treasury and state government agency-backed securities	$13,368	$—	$13,368	$—
Corporate debt securities	51,306	—	51,306	—
Municipal bonds	6,245	—	6,245	—
Total Investment Securities	$70,919	$—	$70,919	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash Equivalents:
Money market funds	$43,587	$43,587	$—	$—
Total Cash Equivalents	$43,587	$43,587	$—	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of June 30, 2015 (in thousands):

	June 30, 2015
Investment Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
U.S. Treasury and U.S. or state government agency-backed securities	$13,368	$1	$(1)	$13,368
Corporate debt securities	51,493	1	(188)	51,306
Municipal bonds	6,262	—	(17)	6,245
Total Investment Securities	$71,123	$2	$(206)	$70,919

The Company's investment securities as of June 30, 2015, will reach maturity between July 2015 and June 2018, with a weighted-average maturity date in October 2017. There were no investment securities at December 31, 2014.

NOTE 4 – ACCRUED EXPENSES

Accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll	$—	$731
Commission on exercise of warrants	—	731
Medical facility fees	989	201
Patient treatment costs	261	128
Other	504	372
Total accrued expenses	$1,754	$2,163

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

As of June 30, 2015 and December 31, 2014, the Company had 10,000,000 authorized shares of preferred stock, with none outstanding and a par value of $0.01 per share.

Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 200,000,000 authorized shares of common stock with a par value of $0.01 per share.

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

NOTE 6 - SHARE-BASED COMPENSATION

At June 30, 2015, the Company had share-based awards outstanding under four share-based compensation plans as follows:

The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of June 30, 2015, 160,174 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2006 Plan to purchase common stock of the Company. The 2006 Plan was terminated by the Board in October 2014.
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of June 30, 2015, 2,394,127 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2011 Plan to purchase common stock of the Company. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
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
The 2014 Employee Stock Purchase Plan (the ESPP) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase our common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of our common stock, pursuant to purchase rights granted to our employees. The ESPP was approved by our board of directors and our stockholders in December 2014 and employee payroll deductions of approximately $195,000 were withheld during the first six months of 2015. During the three and six months ended June 30, 2015, 9,829 stock purchases were made under the ESPP and the company received $159,000 in proceeds. The Company recorded share-based compensation expense of $109,000 for shares purchased for less than fair market value under the ESPP, during the three and six months ended June 30, 2015. There was $0.3 million of unrecognized compensation expense related to the ESPP as of June 30, 2015, which will be recognized over the remaining 18 months of the plan.

The Company granted options to purchase 132,000 and 847,100 shares of its common stock during the three and six months ended June 30, 2015, respectively. The fair value of the option grants during the three and six months ended June 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2015	2014
Expected volatility	75.9%	95.0%
Expected term (in years)	6.08	6.25
Risk-free interest rate	1.74%	1.68%
Expected dividend yield	—%	—%

At June 30, 2015, there was $29.1 million of unrecognized compensation expense related to unvested stock options and stock that is expected to be recognized over a weighted-average period of 3.5 years.

During the three and six months ended June 30, 2015, the company received cash proceeds from the exercise of stock options of approximately $81,000 and $83,000, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2015 was $0.7 million and $0.8 million, respectively.

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2015:

	Options	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	(in thousands) Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	2,733,793	$5.09	8.39	$49,076
Granted	847,100	$23.62
Exercised	(38,316)	$2.16
Canceled or forfeited	(1,000)	$23.36
Outstanding at June 30, 2015	3,541,577	$9.55	8.35	$43,505
Exercisable at June 30, 2015	1,303,423	$2.30	6.67	$24,720
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2015.
At June 30, 2015 and December 31, 2014, there were 117,647 shares of unvested common stock outstanding.

NOTE 7 - GRANT REVENUE

CPRIT Grant
On July 27, 2011, the Company entered into a Cancer Research Grant Contract (Grant Contract) with the Cancer Prevention and Research Institute of Texas (CPRIT) under which CPRIT awarded a grant not to exceed approximately $5.7 million to be used by the Company for the execution of defined clinical development of BPX-501. In addition, CPRIT could award supplemental funding not to exceed ten percent of the total grant amount based upon the Company’s progress. The Grant Contract terminated on June 30, 2014. The terms of the Grant Contract require the Company to pay back two times the grant award through an initial mid-single digit royalty and then pay an ongoing low single digit royalty on revenues from sales and licenses of intellectual property facilitated by the Grant Contract.
During the three and six months ended June 30, 2014, the Company incurred $0.4 million and $0.9 million, respectively, of expenses under the Grant Contract. As of June 30, 2015 and December 31, 2014, the Company had an outstanding grant receivable of $- and $0.3 million respectively, for grant expenditures that were paid but had not yet been reimbursed.
NIH Grant
During each of the years 2015 and 2014, the Company was awarded $0.3 million under a grant from the National Institutes of Health (NIH). The awards cover the period from April 2014 through March 2016. The awards were made pursuant to the authority of 42 USC 241 42 CFR 52, and are subject to the requirements of the statute. Funds spent on the grant are reimbursed through monthly reimbursement requests.
As of June 30, 2015 and 2014, funds spent under the grant were $0.2 million each. As of June 30, 2015 and December 31, 2014, the Company had a receivable of $44,000 and $-, respectively.

NOTE 8 - LICENSE AGREEMENTS

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (BioVec) entered into a license agreement (the BioVec Agreement) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines.

As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

License Agreement - Leiden

On April 23, 2015, the Company and Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre (Leiden), entered into a license agreement (the Leiden Agreement), pursuant to which Leiden granted to the Company an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting preferentially-expressed antigen in melanoma, (PRAME) and POU2AF1 epitopes. The license granted under the Leiden Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to the Company of such academic research collaborations.

As consideration for the rights granted to the Company under the Leiden Agreement, the Company agreed to pay to Leiden an aggregate of EUR 75,000 in upfront fees within 30 days of the effective date of the Leiden Agreement. In addition, the Company agreed to pay to Leiden, beginning on the eighth anniversary of the effective date of the Leiden Agreement, annual minimum royalty payments of EUR 30,000. The Company also is required to make milestone payments to Leiden of up to an aggregate of EUR 1,025,000 for each of the first licensed product that is specific to PRAME and to POU2AF1. The Leiden Agreement additionally provides that the Company will pay to Leiden a royalty in the low single digits on net sales of products covered by the Leiden Agreement. If the Company enters into a sublicensing agreement with a third party related to a product covered by the Leiden Agreement, the Company agreed to pay Leiden a percentage ranging in the low double digits on all non-royalty income received from sublicensing revenue directly attributable to the sublicense, dependent on whether the Company is in phase 1/2, phase 2 or phase 3 at the time that the Company enters into any such sublicensing agreement.

Under the Leiden Agreement, the Company and Leiden also agreed to enter into a sponsored research agreement, to be separately negotiated, pursuant to which the Company would be required to pay Leiden up to EUR 300,000 over a three-year period during the term of the sponsored research agreement. The Leiden Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Leiden Agreement may be terminated earlier upon mutual written agreement between the Company and Leiden, and at any time by the Company upon six months written notice to Leiden. Leiden may terminate the Leiden Agreement in the event of a failure by the Company to pay any amounts due under the Leiden Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Leiden Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

On May 6, 2015, the Company entered into a lease agreement (the Lease) with Sheridan Hills Developments L.P. (the Landlord) for the lease of three spaces of approximately 25,304 square feet (the Manufacturing Space), 705 square feet (the Interior Mechanical Space) and 808 square feet (the Exterior Mechanical Space), respectively, which the Company will use to enable in-house cell therapy manufacturing. The term of the Lease will begin on September 1, 2015 and continue for an initial term of five years, which may be renewed for five additional one-year periods. For the Manufacturing Space, the Company is required to remit base monthly rent of approximately $64,841 which will increase at an average approximate rate of 3.5% each year. For the Interior Mechanical Space, the Company is required to remit base monthly rent of approximately $1,219, which will increase at an average approximate rate of 5% each year. The monthly base rent for the Exterior Mechanical Space is approximately $471. The Company is also required to pay additional rent in the form of its pro rata share of certain specified operating expenses of the Landlord. An early termination right is available to the Company upon certain events, including the Landlord’s default on its obligations under the Lease. The newly leased spaces are located within the same building as the Company’s current headquarters in Houston, Texas and are accounted for as operating leases.
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

Forward-Looking Statements

This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” "expect,” “intend,” “may,” “plan,” “potential,” "project," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including hematopoietic stem cell transplantation, or HSCT, CAR-T cell therapy, and dendritic cell vaccines. By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our clinical product candidates, each of which is a combination product of genetically modified immune cells and rimiducid, are described below.

•
BPX-501. We are developing a CaspaCIDe product candidate, BPX-501, as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplant (HSCT). BPX-501 is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HCST procedure. BPX-501 addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of graft-versus-host-disease (GvHD). BPX-501 is currently being evaluated in multiple Phase 1/2 clinical trials in the United States and Europe, with the initial top-line data from ongoing studies expected in the fourth quarter of 2015.

•
BPX-201. Based on the prioritization of our other pipeline opportunities, the Company no longer intends to progress its BPX-201 vaccine into additional studies after the conclusion of the ongoing Phase 1 trial.

In addition, our preclinical product candidates are designed to overcome the current limitations of CAR-T and TCR therapies and include the following:

•	BPX-401. We are developing a CIDeCAR product candidate, BPX-401, as a next-generation CAR-T cell therapy for hematological cancers that express the CD19 antigen.

•
BPX-601. We are developing a GoCAR-T product candidate, BPX-601, for solid tumors overexpressing prostate stem cell antigen, or PSCA, such as some pancreatic, prostate, bladder, esophageal and gastric cancers.

•
BPX-701. We are developing a CaspaCIDe TCR product candidate, BPX-701, in collaboration with Leiden University Medical Center. BPX-701 is designed to treat solid tumors which overexpress the preferentially-expressed antigen in melanoma, or (PRAME), which include certain melanomas, sarcomas and neuroblastomas.

In connection with the Lease, we have committed approximately 27,000 additional square feet at our corporate headquarters for the manufacture of BPX-501 for clinical studies and to support the development of our expanding pipeline of TCR and CAR-T adoptive cell therapy product candidates.
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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no material changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report).

Financial Operations Overview

Recent Developments

On June 10, 2015, we entered into a license agreement with BioVec Pharma, Inc. (BioVec) pursuant to which BioVec agreed to supply us with certain proprietary cell lines and granted us a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines.

As consideration for the products supplied and rights granted to us under the agreement, we agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the agreement. In addition, we agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first IND filing, or foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by us to BioVec under the agreement. We are also required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of our first three licensed products. The agreement additionally provides that we will pay to BioVec a royalty in the low single digits on net sales of products covered by the agreement. We may also grant sublicenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the agreement.

The agreement will continue until terminated. The agreement may be terminated by us, in our sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the agreement in the event of a breach by the other party of any material provision of the agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

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

On April 23, 2015, we entered into a license agreement with Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre (Leiden), pursuant to which Leiden granted us an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting PRAME and POU2AF1 epitopes.

The license granted under the agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to us of such academic research collaborations.

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

Under the agreement, with Leiden, we also agreed to enter into a sponsored research agreement, to be separately negotiated, pursuant to which we would be required to pay Leiden up to EUR 300,000 over a three-year period during the term of the sponsored research agreement.

The Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The agreement may be terminated earlier upon mutual written agreement between us and Leiden, and at any time by us upon six months written notice to Leiden. Leiden may terminate the agreement in the event of our failure to pay any amounts due under the agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event.
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
During 2011, we entered into a grant agreement with CPRIT for approximately $5.7 million covering a three year period from July 1, 2011 through June 30, 2014. The grant initially allowed us to receive funds in advance of costs and allowable expenses being incurred. On a quarterly basis, we were required to submit a financial reporting package outlining the nature and extent of reimbursed costs under the grant. At the end of each period, any excess funds received in advance, or paid prior to reimbursement, resulted in a deferred liability or grant receivable. The CPRIT grant expired as of June 30, 2014. We recorded a grant receivable from CPRIT of $0.3 million at December 31, 2014, which was collected during the first quarter of 2015.
During 2013, we entered into a grant agreement with the NIH. The grant is a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.0 million to date, of which $0.6 million has been received. We accrue the revenue based on the costs incurred for the programs associated with the grant.
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

Income Taxes

We did not recognize any income tax expense for the three or six months ended June 30, 2015 or 2014.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014
The following table sets forth our results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
(in thousands)
Grant revenues	$84	$554	$(470)	$191	$1,106	$(915)
Operating expenses:
Research and development	8,012	3,235	4,777	13,730	5,624	8,106
General and administrative	2,777	592	2,185	4,974	1,032	3,942
Total operating expenses	10,789	3,827	6,962	18,704	6,656	12,048
Loss from operations	(10,705)	(3,273)	(7,432)	(18,513)	(5,550)	(12,963)
Other income (expense):
Interest income	171	3	168	221	6	215
Interest expense	—	(11)	11	—	(27)	27
Total other income (expense)	171	(8)	179	221	(21)	242
Net loss	$(10,534)	$(3,281)	$(7,253)	$(18,292)	$(5,571)	$(12,721)
Grant Revenues
Grant revenues were $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and $0.6 million and $1.1 million during the comparable periods in 2014. The decrease in grant revenues was primarily due to the June 2014 expiration of our grant award from Cancer Prevention and Research Institute of Texas.
Research and Development Expenses
Research and development expenses were $13.7 million and $5.6 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The $8.1 million increase in research and development expenses for the six months ended June 30, 2015, was due to an increase in clinical and manufacturing costs of $3.9 million related to BPX-501 and $0.3 million related to BPX-201, primarily due to increased patient enrollment in our clinical trials. The increase in research and development expenses is also due to an increase of $0.4 million in costs related to BPX-401, $0.2 million in costs related to BPX-601, and $0.4 million in costs related to BPX-701, all of which are primarily related to IND enabling activities; plus the increase of $2.9 million in general research and development costs which includes an increase of $2.1 million in personnel costs and $0.8 million in allocated overhead costs.
Research and development expenses were $8.0 million and $3.2 million for the three months ended June 30, 2015 and June 30, 2014, respectively. The $4.8 million increase in research and development expenses for the three months ended June 30, 2015, was due to an increase in clinical and manufacturing costs of $1.8 million related to BPX-501 and $0.1 million in costs related to BPX-201, primarily due to increased patient enrollment in our clinical trials. The increase in research and development expenses is also due to an increase of $0.4 million in costs related to BPX-401, an increase of $0.2 million in costs related to BPX-601, and an increase of $0.3 million in costs related to BPX-701, all of which are primarily related to IND enabling activities; plus the increase of $2.0 million of general research and development costs which includes an increase of $1.4 million in research and development personnel costs, $0.4 million in allocated overhead costs and $0.2 million in other costs.
Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense in the three and six months ended June 30, 2015, and results for the three and six months ended June 30, 2014 have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the three and six months ended June 30, 2014 was to increase research and development expense and reduce general and administrative expense by $0.4 million and $0.8 million, respectively, with no change in total operating expense or net loss.

The following table presents our research and development expense by project/category for the periods indicated (in thousands):

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
Product Candidates	2015	2014	Change	2015	2014	Change

BPX-201	$765	$632	$133	$1,453	$1,147	$306
BPX-401	420	—	420	420	—	420
BPX-501	2,899	1,147	1,752	5,645	1,761	3,884
BPX-601	167	—	167	192	—	192
BPX-701	339	—	339	358	—	358
General	3,422	1,456	1,966	5,662	2,716	2,946
Total	$8,012	$3,235	$4,777	$13,730	$5,624	$8,106
General and Administrative Expenses
General and administrative expenses were $2.8 million and $5.0 million for the three and six months ended June 30, 2015 and $0.6 million and $1.0 million or the three and six months ended June 30, 2014, respectively. The increase of $2.2 million and $3.9 million in general and administrative expenses for the three and six months ended June 30, 2015, respectively, was due to our overall growth and public company related costs, including an increase in personnel, legal and accounting expenses, costs related to facilities, insurance costs and travel expenses.
Other Income (Expense)
Other income (expense) was $171,000 and $221,000 for the three and six months ended June 30, 2015, respectively, compared to ($8,000) and ($21,000) for the three and six months ended June 30, 2014, respectively. The change was primarily due to increased interest income on our cash and investments as a result of the capital that was raised during the second half of 2014.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and investment securities of $172.6 million and $191.6 million, respectively.
In December 2014, we completed our initial public offering of shares of our common stock which resulted in aggregate gross proceeds to us of approximately $160.6 million and net offering proceeds to us of approximately $146.3 million, after deducting underwriting discounts and commissions and offering costs. Also in conjunction with our initial public offering, $3.4 million of accrued Series B dividends were paid, of which $0.2 million was paid in cash and the remainder was paid by issuance of 168,199 shares of our common stock.
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
(in thousands)
Net cash used in operating activities	$(16,151)	$(6,210)	$(9,941)
Net cash used in investing activities	(74,038)	(122)	(73,916)
Net cash (used in) provided by financing activities	233	7,321	(7,088)
Net change in cash and cash equivalents	$(89,956)	$989	$(90,945)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2015 was comprised of a net loss of $18.3 million, which included depreciation expense of $0.4 million and share-based compensation expense of $3.6 million. Net cash used in operating activities was also comprised of the following primary components: an increase in receivables of $0.2 million, an increase in other assets of $0.9 million, and a decrease in accounts payable and accrued liabilities of $0.8 million.

Net cash used in operating activities for the six months ended June 30, 2014, was comprised of a net loss of $5.6 million, which included depreciation expense of $0.3 million and share-based compensation expense of $0.2 million. Net cash used in operating activities was also comprised of the following primary components: an increase in receivables of $1.0 million, and a decrease in accounts payable and accrued liabilities of $0.6 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 was $74.0 million, consisting of the purchase of investment securities of $73.6 million offset by the proceeds from sale of investment securities of $2.3 million and the purchase of property and equipment of $2.7 million. Net cash used in investing activities for the six months ended June 30, 2014 consisted of $122,000, which was derived solely from the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 was $233,000, which was derived from approximately $241,000 of proceeds from the exercise of stock options and purchases under the ESPP Plan, offset by approximately $8,000 of expenses related to our initial public offering in December 2014. Net cash provided by financing activities for the six months ended June 30, 2014 was $7.3 million, which was derived from approximately $7.3 million from the issuance of convertible preferred stock, and proceeds of approximately $0.2 million from the exercise of common stock warrants which were offset by payments of $0.2 million on our existing line of credit.
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

Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2015, which includes the net proceeds from our initial public offering, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

•	incur additional costs associated with becoming a public company.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Commitment	Less Than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years
License agreements (1)	$11,412	$2,006	$4,253	$4,731	$422
Operating lease agreements (2)	9,197	1,706	3,806	3,532	153
Contract manufacturing arrangements (3)	2,662	2,240	422	—	—
Facility lease agreement (4)	336	192	144	—	—
Total contractual obligations	$23,607	$6,144	$8,625	$8,263	$575

(1)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by this license. The obligations listed in the table above represent estimates of when the milestones will be achieved. We cannot assure that the timing of the milestones will be completed when estimated or at all. See Note 8 to the unaudited financial statements included in this quarterly report.

(2)
Operating lease agreements - The amounts above are comprised of two five-year lease agreements. The first lease will expire on January 31, 2020. See Note 13 to the audited financial statements included in our Annual Report for more information about the first lease. We entered into an additional five-year lease in May 2015, which will become effective on September 1, 2015. Under this new lease, we will be responsible for monthly base rental payments which escalate on September 1st of each year until the lease expires on August 31, 2020. For more information about this second lease, see Note 9 to the unaudited financial statements included in this quarterly report.

(3)
Contract manufacturing arrangements - We have entered into several manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed. See Note 8 to the audited financial statements included in our Annual Report.

(4)
Facility lease agreement - In March 2013 we entered into a two-year manufacturing facility agreement for cell processing for a clinical trial. In February 2015, the agreement was extended for an additional two years.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our financial statements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2015, we had cash, cash equivalents and investment securities of $172.6 million. Our cash, cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2015 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2015, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

 Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2015, we implemented changes to our internal control procedures over financial reporting to remediate our previously reported material weaknesses in the Form 10-K for the year ended December 31, 2014. We hired additional personnel, including a chief financial officer and other senior finance executives, and consultants to augment our accounting staff, as well as implemented additional, formalized policies and procedures related to accounting and financial reporting, particularly surrounding non-routine transactional and financial reporting. These policies and procedures are followed by all accounting personnel.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 None.

Item 1A. Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report, and in other reports we file with the SEC. In addition to the risk factors included in our Annual Report, you should consider the following new or updated risk factors:

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
The lock-up restrictions imposed on the sale of shares of our common stock in connection with our initial public offering expired on June 15, 2015. Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.
Certain holders of our securities, are entitled to rights with respect to the registration of their shares under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
We have registered on Form S-8 all shares of common stock that are issuable under our 2014 Equity Incentive Plan, as amended, or the EIP. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

As of June 30, 2015, we have used the net offering proceeds from our IPO to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. We are holding the balance of the net proceeds from the offering in cash, cash equivalents and investment securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: August 13, 2015	By:	/s/ THOMAS J. FARRELL
Thomas J. Farrell
President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ ALAN A. MUSSO
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit number	Description of exhibit
10.1*	License Agreement by and between the Company and Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre, effective as of April 20, 2015.

10.2*	License Agreement by and between the Company and BioVec Pharma, Inc., dated as of June 4, 2015.

10.3	Lease Agreement by and between the Company and Sheridan Hills Developments L.P., dated as of May 6, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.