Form 10-Q
period 2015-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2015-11-09
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of October 30, 2015, there were 26,501,110 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.

Balance Sheets

(In thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,487	$191,602
Investment securities, available for sale - short-term	20,744	—
Accounts receivable, interest and other receivables	388	298
Prepaid expenses and other current assets	1,702	1,322
Total current assets	115,321	193,222
Investment securities, available for sale - long-term	50,018	—
Property and equipment, net of accumulated depreciation	6,323	2,427
Other assets	446	145
TOTAL ASSETS	$172,108	$195,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,534	$1,209
Accrued expenses and other liabilities	3,315	2,163
Deferred revenue	—	13
Current portion of deferred rent	170	97
Current portion of deferred manufacturing costs	—	154
Total current liabilities	5,019	3,636
Long-term liabilities:
Deferred rent and other liabilities	984	209
Deferred manufacturing costs	—	313
Total long-term liabilities	984	522
TOTAL LIABILITIES	6,003	4,158
Commitments and contingencies: (Note: 10)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 27,178,328 shares issued and 26,500,865 shares issued and outstanding at September 30, 2015; 27,050,055 issued and 26,372,592 issued and outstanding at December 31, 2014	272	271
Treasury stock: 677,463 shares held at September 30, 2015 and December 31, 2014	(5,056)	(5,056)
Additional paid-in capital	315,736	309,365
Accumulated other comprehensive loss	(204)	—
Accumulated deficit	(144,643)	(112,944)
Total stockholders’ equity	166,105	191,636
Total liabilities and stockholders’ equity	$172,108	$195,794

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES
Grants	$57	$660	$248	$1,766
Total revenues	57	660	248	1,766
OPERATING EXPENSES
Research and development (includes share-based compensation of $966 and $77 for the three months ended September 30, 2015 and 2014, respectively and $2,526 and $216 for the nine months ended September 30, 2015 and 2014, respectively)	9,792	2,257	23,522	7,881
General and administrative (includes share-based compensation of $1,336 and $11 for the three months ended September 30, 2015 and 2014, respectively and $3,412 and $30 for the nine months ended September 30, 2015 and 2014, respectively)	3,882	1,300	8,856	2,332
Total operating expenses	13,674	3,557	32,378	10,213
Loss from operations	(13,617)	(2,897)	(32,130)	(8,447)
OTHER INCOME (EXPENSE):
Interest income	211	9	432	15
Interest expense	—	(11)	—	(38)
Change in fair value of warrant liability	—	(1,197)	—	(1,197)
Other	(2)	—	(2)	—
Total other income (expense)	209	(1,199)	430	(1,220)
NET LOSS	$(13,408)	$(4,096)	$(31,700)	$(9,667)
Preferred stock dividends	—	(328)	—	(1,432)
Net loss attributable to common shareholders, basic and diluted	$(13,408)	$(4,424)	$(31,700)	$(11,099)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.51)	$(2.08)	$(1.21)	$(5.45)
Weighted-average shares outstanding, basic and diluted	26,376,456	2,124,247	$26,301,914	$2,036,691

Net loss	$(13,408)	$(4,096)	$(31,700)	$(9,667)
Other comprehensive loss:
Unrealized loss on investment securities	—	—	(204)	—
Comprehensive loss	$(13,408)	$(4,096)	$(31,904)	$(9,667)

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,700)	$(9,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	769	485
Share-based compensation	5,938	246
Amortization of lease liability	(54)	(72)
Amortization of premium on investment securities, net	377	—
Loss on warrant liability	—	1,197
Loss on disposition of investment securities	14	—
Loss on disposition of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	(90)	(475)
Prepaid expenses and other assets	(681)	232
Accounts payable	325	1,142
Accrued and other liabilities	1,131	(490)
Deferred costs	379	244
NET CASH USED IN OPERATING ACTIVITIES	(23,590)	(7,158)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(79,100)	—
Proceeds from sale of investment securities	7,743	—
Purchases of property and equipment	(4,597)	(401)
CASH USED IN INVESTING ACTIVITIES	(75,954)	(401)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	442	212
Proceeds from issuance of preferred stock	—	62,320
Payment of issuance costs	(8)	(3,524)
Payment on capital lease obligation	(5)	—
Payment of deferred offering costs	—	(466)
Proceeds from line of credit	—	82
Payments on line of credit	—	(300)
NET CASH PROVIDED BY FINANCING ACTIVITIES	429	58,324
NET CHANGE IN CASH AND CASH EQUIVALENTS	(99,115)	50,765
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,602	11,167
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,487	$61,932
NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends accreted on preferred stock	$—	$1,432
Capital lease obligation	$65	$—

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc. (the Company or Bellicum), was incorporated in Delaware in July 2004 and is based in Houston, Texas. The Company is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. The Company is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR-T and TCR cell therapy. The Company has not generated any revenue from product sales to date and does not anticipate generating revenues from product sales in the foreseeable future.

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

Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense in the three and nine months ended September 30, 2015, and results for the three and nine months ended September 30, 2014 have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the three and nine months ended September 30, 2014 was to increase research and development expense and reduce general and administrative expense by $0.1 million and $0.8 million, respectively, with no change in total operating expense or net loss.

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

	As of September 30,
Common Stock Equivalents:	2015	2014
Series A Convertible preferred stock - as converted to common stock	—	1,496,782
Series B Convertible preferred stock - as converted to common stock	—	4,791,740
Series C Convertible preferred stock - as converted to common stock	—	5,936,297
Warrants to purchase Series C Convertible preferred stock - as converted to common stock	—	3,858,549
Warrants to purchase common stock	355,392	473,031
Unvested shares of restricted stock	117,647	—
Options to purchase common stock	3,547,949	1,602,339
	4,020,988	18,158,738

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
The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates its classification as of each balance sheet date. All investment securities owned during the nine months ended September 30, 2015, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the Statements of Operations and Comprehensive Income Loss.
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
The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash Equivalents:
Money market funds	$65,211	$65,211	$—	$—
Government sponsored securities	16,059	—	16,059	—
Commercial paper	2,625	—	2,625	—
Total Cash Equivalents	$83,895	$65,211	$18,684	$—

Investment Securities:
U.S. Treasury and state government agency-backed securities	$13,834	$—	$13,834	$—
Corporate debt securities	50,701	—	50,701	—
Municipal bonds	6,227	—	6,227	—
Total Investment Securities	$70,762	$—	$70,762	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash Equivalents:
Money market funds	43,587	43,587	$—	$—
Total Cash Equivalents	$43,587	$43,587	$—	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of September 30, 2015 (in thousands):

	September 30, 2015
Investment Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
U.S. Treasury and U.S. or state government agency-backed securities	$13,836	$2	$(4)	$13,834
Corporate debt securities	50,899	19	(217)	50,701
Municipal bonds	6,231	1	(5)	6,227
Total Investment Securities	$70,966	$22	$(226)	$70,762

The Company's investment securities as of September 30, 2015, will reach maturity between October 2015 and July 2026, with a weighted-average maturity date in November 2016. There were no investment securities at December 31, 2014.

NOTE 4 – ACCRUED EXPENSES

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll	$721	$731
Commission on exercise of warrants	—	731
Medical facility fees	1,627	201
Patient treatment costs	342	128
Other	625	372
Total accrued expenses	$3,315	$2,163

NOTE 5 - DEFERRED MANUFACTURING COSTS

At December 31, 2014, the Company had deferred manufacturing costs of $0.3 million and a credit against future manufacturing costs of $0.2 million, pursuant to a service agreement with a third party manufacturer. The deferred manufacturing cost was amortized as manufacturing batches of cell therapy products were produced and the credit was recognized monthly over the term of the agreement. In September 2015, the Company and the third party manufacturer agreed to amend the service agreement, pursuant to which both parties were released from all prior obligations except for a 30-day transition period during which the third party would continue to manufacture batches in process, not to exceed three batches. As a result of the amendment to the agreement, and the release of its obligations, the Company reversed the remaining deferred manufacturing costs and credit against future manufacturing costs, resulting in a decrease of $0.4 million in research and development expenses in the three and nine month periods ended September 30, 2015. See Note 8 to the audited financial statements included in the Annual Report.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

As of September 30, 2015 and December 31, 2014, the Company had 10,000,000 authorized shares of preferred stock, with none outstanding and a par value of $0.01 per share.

Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 200,000,000 authorized shares of common stock with a par value of $0.01 per share.

Reverse Stock Split
On December 4, 2014, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 1-for-1.7 basis (the Reverse Stock Split). The par value and the authorized shares of the common stock was not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, warrants for common stock, and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

NOTE 7 - SHARE-BASED COMPENSATION

At September 30, 2015, the Company had share-based awards outstanding under four share-based compensation plans as follows:

The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2015, 158,292 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2006 Plan to purchase common stock of the Company. The 2006 Plan was terminated by the Board in October 2014.
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2015, 2,315,881 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2011 Plan to purchase common stock of the Company. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
The 2014 Equity Incentive Plan (the 2014 Plan) became effective in December 2014, upon the closing of the Company's initial public offering. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to employees, including officers, non-employee directors and consultants to the Company or its affiliates. The 2014 Plan also provides for the grant of performance cash awards and performance-based stock awards. The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 2,990,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued.
The 2014 Employee Stock Purchase Plan (the ESPP) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase our common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of our common stock, pursuant to purchase rights granted to our employees. The ESPP was approved by our board of directors and our stockholders in December 2014 and employee payroll deductions of approximately $101,000 and $296,000, respectively, were withheld during the three and nine months ended September 30, 2015. During the nine months ended September 30, 2015, 9,829 shares were purchased pursuant to the ESPP and the Company received $159,000 in proceeds. There were no ESPP stock purchases during the three months ended September 30, 2015. The Company recorded share-based compensation expense for shares purchased for less than fair market value under the ESPP of $58,000 and $166,000, during the three and nine months ended September 30, 2015, respectively. There was $0.3 million of unrecognized compensation expense related to the ESPP as of September 30, 2015, which will be recognized over the remaining 15 months of the plan.

The Company granted options to purchase 86,500 and 933,600 shares of its common stock during the three and nine months ended September 30, 2015, respectively. The fair value of the option grants during the three and nine months ended September 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine months ended September 30,
	2015	2014
Expected volatility	87.3%	100.6%
Expected term (in years)	6.08	6.25
Risk-free interest rate	1.70%	2.61%
Expected dividend yield	—%	—%

At September 30, 2015, there was $27.9 million of unrecognized compensation expense related to unvested stock options and stock that is expected to be recognized over a weighted-average period of 3.2 years.

During the three and nine months ended September 30, 2015, the Company received cash proceeds from the exercise of stock options of approximately $200,000 and $283,000, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $1.5 million and $2.3 million, respectively.

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2015:

	Options	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	(in thousands) Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	2,733,793	$5.09	8.39	$49,076
Granted	933,600	$23.09
Exercised	(118,444)	$2.39
Canceled or forfeited	(1,000)	$23.36
Outstanding at September 30, 2015	3,547,949	$9.91	8.18	$25,005
Exercisable at September 30, 2015	1,388,121	$2.48	6.58	$16,805
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2015.

At September 30, 2015 and December 31, 2014, there were 117,647 shares of unvested common stock outstanding.

NOTE 8 - GRANT REVENUE

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
During the three and nine months ended September 30, 2014, the Company incurred $0.6 million and $1.5 million, respectively, of expenses under the Grant Contract. As of September 30, 2015 and December 31, 2014, the Company had an outstanding grant receivable of $0 and $0.3 million respectively, for grant expenditures that were paid but had not yet been reimbursed.
NIH Grant
During each of the years 2015 and 2014, the Company was awarded $0.3 million under a grant from the National Institutes of Health (NIH). The awards cover the period from April 2014 through March 2016. The awards were made pursuant to the authority of 42 USC 241 42 CFR 52, and are subject to the requirements of the statute. Funds spent on the grant are reimbursed through monthly reimbursement requests. During the three and nine months ended September 30, 2015, funds spent under the grant were $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the same period in 2014. As of September 30, 2015 and December 31, 2014, the Company had a receivable of $0.1 million and $0, respectively.

NOTE 9 - LICENSE AGREEMENTS

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

Under the Leiden Agreement, the Company and Leiden entered into a sponsored research agreement, pursuant to which the Company is required to pay Leiden up to EUR 300,000 over a three-year period during the term of the sponsored research agreement. The Leiden Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Leiden Agreement may be terminated earlier upon mutual written agreement between the Company and Leiden, and at any time by the Company upon six months written notice to Leiden. Leiden may terminate the Leiden Agreement in the event of a failure by the Company to pay any amounts due under the Leiden Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Leiden Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Agreement

On May 6, 2015, the Company entered into a lease agreement (the Lease) with Sheridan Hills Developments L.P. (the Landlord) for the lease of three spaces of approximately 25,304 square feet (the Manufacturing Space), 705 square feet (the Interior Mechanical Space) and 808 square feet (the Exterior Mechanical Space), respectively, which the Company will use to enable in-house cell therapy manufacturing. The term of the Lease began on September 1, 2015 and will continue for an initial term of five years, which may be renewed for five additional one-year periods. For the Manufacturing Space, the Company is required to remit base monthly rent of approximately $64,841 which will increase at an average approximate rate of 3.5% each year. For the Interior Mechanical Space, the Company is required to remit base monthly rent of approximately $1,219, which will increase at an average approximate rate of 5% each year. The monthly base rent for the Exterior Mechanical Space is approximately $471. The Company is also required to pay additional rent in the form of its pro rata share of certain specified operating expenses of the Landlord. An early termination right is available to the Company upon certain events, including the Landlord’s default on its obligations under the Lease. The newly leased spaces are located within the same building as the Company’s current headquarters in Houston, Texas and are accounted for as operating leases.

Litigation
The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report, as well as our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” "expect,” “intend,” “may,” “plan,” “potential,” "project," "will," "would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including hematopoietic stem cell transplantation, or HSCT, chimeric antigen receptor T cell therapy (CAR-Ts), and T cell receptors (TCRs). HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections due to the lack of an effective immune system following a transplant. CAR-T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors (CARs) or T cell receptors (TCRs) which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR-T cell therapies. These toxicities include instances in which the CAR-T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome”, frequent transient neurologic toxicities and cases in which they have attacked healthy organs as well as the targeted tumor, sometimes resulting in death. In solid tumors, where the behavior of CAR-T cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced CAR-T cell approaches called “armored CARs” that raise even greater safety concerns.
Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells, and an “activation switch,” designed to stimulate activation and in some cases proliferation of the immunotherapy cells. Each of our technologies incorporates one of these switches, for enhanced, real time control of safety and efficacy:

•
CaspaCIDe is our safety switch, incorporated into our HSCT and in certain of our CAR-T or TCR, product candidates, where it is inactive unless the patient experiences a serious side effect. In that event, rimiducid is administered to fully or partially eliminate the cells, with the goal of terminating or attenuating the therapy and resolving the serious side effect.

•
CIDeCAR consists of CAR-T cells modified to include the signaling domains of two proteins, MyD88 and CD40. Together, these form our proprietary dual co-stimulatory domain, MC, which is designed to activate T cells in the presence of cancer cells. Incorporation of CaspaCIDe in a CIDeCAR product candidate is intended to allow the enhanced potency of MC co-stimulation to be deployed safely in patients.

•
GoCAR-T consists of CAR-T cells that are modified to include the proprietary dual co-stimulatory domain, MC. In contrast to CIDeCAR, MC is structured in GoCAR-T as a rimiducid-driven molecular switch, separate from the chimeric antigen receptor. GoCAR-T is designed to allow control of the activation and proliferation of the CAR-T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses and/or reducing the dosage per infusion.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our lead clinical product candidate, is described below.

•
BPX-501. We are developing a CaspaCIDe product candidate, BPX-501, as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplant (HSCT). BPX-501 is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HSCT procedure. BPX-501 addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of graft-versus-host-disease (GvHD). BPX-501 is currently being evaluated in multiple Phase 1/2 clinical trials in the United States and Europe, with the initial top-line data from ongoing studies expected to be disclosed in conjunction with the Annual Meeting of the American Society of Hematology in December 2015.

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

We expect to file Investigational New Drug Applications, (INDs) for BPX-601 and BPX-701 in the fourth quarter of 2015 and for BPX-401 in 2016. Our IND-enabling activities for each of these preclinical product candidates include manufacturing key components and developing a robust process to produce cell products that comply with regulations of the FDA, and other regulatory agencies. We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality and purity. This process is currently being implemented by our third-party contract manufacturers to produce BPX-501 for our clinical trials. We expect to leverage this process as well as our resources, capabilities and expertise for the manufacture of our CAR-T and TCR product candidates. In May 2015, we entered into a lease agreement for approximately 27,000 additional square feet of space at our corporate headquarters for the manufacture of BPX-501 for clinical studies and to support the development of our expanding pipeline of TCR and CAR-T adoptive cell therapy product candidates.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no material changes in our critical accounting policies as discussed in our Annual Report.

Financial Operations Overview
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
During 2011, we entered into a grant agreement with CPRIT for approximately $5.7 million covering a three year period from July 1, 2011 through June 30, 2014. The grant initially allowed us to receive funds in advance of costs and allowable expenses being incurred. On a quarterly basis, we were required to submit a financial reporting package outlining the nature and extent of reimbursed costs under the grant. At the end of each period, any excess funds received in advance, or paid prior to reimbursement, resulted in a deferred liability or grant receivable. The CPRIT grant, under which we received payments of $4.9 million, expired as of June 30, 2014. We recorded a grant receivable from CPRIT of $0.3 million at December 31, 2014, which was collected during the first quarter of 2015.
During 2013, we entered into a grant agreement with the NIH. The grant is a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.0 million to date, of which $0.7 million has been received. We accrue the revenue based on the costs incurred for the programs associated with the grant.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to conduct our ongoing and planned clinical trials for BPX-501, BPX-401, BPX-601 and BPX-701 and as we selectively develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
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

Income Taxes

We did not recognize any income tax expense for the three or nine months ended September 30, 2015 or 2014.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
The following table sets forth our results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
(in thousands)
Grant revenues	$57	$660	$(603)	$248	$1,766	$(1,518)
Operating expenses:
Research and development	9,792	2,257	7,535	23,522	7,881	15,641
General and administrative	3,882	1,300	2,582	8,856	2,332	6,524
Total operating expenses	13,674	3,557	10,117	32,378	10,213	22,165
Loss from operations	(13,617)	(2,897)	(10,720)	(32,130)	(8,447)	(23,683)
Other income (expense):
Interest income	211	9	202	432	15	417
Interest expense	—	(11)	11	—	(38)	38
Change in fair value of warrant liability	—	(1,197)	1,197	—	(1,197)	1,197
Other income (expense)	(2)	—	(2)	(2)	—	(2)
Total other income (expense)	209	(1,199)	1,408	430	(1,220)	1,650
Net loss	$(13,408)	$(4,096)	$(9,312)	$(31,700)	$(9,667)	$(22,033)
Grant Revenues
Grant revenues were $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $0.7 million and $1.8 million during the comparable periods in 2014. The decrease in grant revenues was primarily due to the expiration of our grant award from Cancer Prevention and Research Institute of Texas in June 2014.
Research and Development Expenses
Research and development expenses were $23.5 million and $7.9 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. The $15.6 million increase in research and development expenses for the nine months ended September 30, 2015, was due to an increase in clinical and manufacturing costs of $7.4 million primarily related to BPX 501, due to increased patient enrollment in our clinical trials. The increase in research and development expenses is also due to an increase of $1.0 million in costs related to BPX-401, $0.5 million in costs related to BPX-601, and $1.0 million in costs related to BPX-701, all of which are primarily related to IND enabling activities; plus the increase of $5.8 million in general research and development costs which includes an increase of $2.7 million in personnel costs, $2.8 million in allocated overhead costs and $0.3 million in other costs.
Research and development expenses were $9.8 million and $2.3 million for the three months ended September 30, 2015 and September 30, 2014, respectively. The $7.5 million increase in research and development expenses for the three months ended September 30, 2015, was due to an increase in clinical and manufacturing costs of $3.7 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. The increase in research and development expenses is also due to an increase of $0.6 million in costs related to BPX-401, an increase of $0.3 million in costs related to BPX-601, and an increase of $0.6 million in costs related to BPX-701, all of which are primarily related to IND enabling activities; plus the increase of $2.5 million of general research and development costs, which includes an increase of $1.0 million in research and development personnel costs, $1.2 million in allocated overhead costs and $0.3 million in other costs.
Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense in the three and nine months ended September 30, 2015, and results for the three and nine months ended September 30, 2014 have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the three and nine months ended September 30, 2014 was to increase research and development expense and reduce general and administrative expense by $0.1 million and $0.8 million, respectively, with no change in total operating expense or net loss.

The following table presents our research and development expense by project/category for the periods indicated (in thousands):

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
Product Candidates	2015	2014	Change	2015	2014	Change

BPX-401	$610	$—	$610	$1,030	$—	$1,030
BPX-501	4,294	836	3,458	9,891	2,598	7,293
BPX-601	333	—	333	525	—	525
BPX-701	648	—	648	1,006	—	1,006
General	3,907	1,421	2,486	11,070	5,283	5,787
Total	$9,792	$2,257	$7,535	$23,522	$7,881	$15,641
General and Administrative Expenses
General and administrative expenses were $3.9 million and $8.9 million, respectively, for the three and nine months ended September 30, 2015 and $1.3 million and $2.3 million or the three and nine months ended September 30, 2014, respectively. The increase of $2.6 million and $6.5 million in general and administrative expenses for the three and nine months ended September 30, 2015, respectively, was due to our overall growth and public company related costs, including an increase in personnel, legal and accounting expenses, costs related to facilities, insurance costs and travel expenses.
Other Income (Expense)
Other income was $0.2 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared to other expense of $1.2 million for both the three and nine months ended September 30, 2014. The change was primarily due to the recognition of a non-cash charge of $1.2 million for the change in fair value of the warrants granted in the third quarter of 2014 in conjunction with the financing round completed in August 2014 and higher levels of interest income in 2015 periods as a result of substantially higher levels of cash and investments. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and investment securities of $163.2 million and $191.6 million, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
(in thousands)
Net cash used in operating activities	$(23,590)	$(7,158)	$(16,432)
Net cash used in investing activities	(75,954)	(401)	(75,553)
Net cash provided by financing activities	429	58,324	(57,895)
Net change in cash and cash equivalents	$(99,115)	$50,765	$(149,880)

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2015 was comprised of a net loss of $31.7 million, which included depreciation expense of $0.8 million and share-based compensation expense of $5.9 million. Net cash used in operating activities was also comprised of the following primary components: an increase in receivables of $0.1 million, an increase in prepaid expenses and other assets of $0.7 million, and an increase in accounts payable and other liabilities of $1.8 million.
Net cash used in operating activities for the nine months ended September 30, 2014, was comprised of a net loss of $9.7 million, which included depreciation expense of $0.5 million, share-based compensation expense of $0.2 million, and loss on warrant liability of $1.2 million. Net cash used in operating activities was also comprised of the following primary components: an increase in receivables of $0.5 million, and an increase in accounts payable and other liabilities of $0.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $76.0 million, consisting of the purchase of investment securities of $79.1 million, offset by the proceeds from sale of investment securities of $7.7 million and the purchase of property and equipment of $4.6 million. Net cash used in investing activities for the nine months ended September 30, 2014 consisted of $0.4 million, which was derived solely from the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 was $0.4 million, which was derived from approximately $0.4 million of proceeds from the exercise of stock options and purchases under the ESPP Plan. Net cash provided by financing activities for the nine months ended September 30, 2014 was $58.3 million, which was derived from the proceeds from the issuance of preferred stock of $62.3 million, offset by approximately $3.5 million of issuance costs, proceeds of approximately $0.2 million from the exercise of common stock warrants and $0.1 million of proceeds from our line of credit, which were offset by payments of $0.3 million on our line of credit.
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
Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2015, which includes the net proceeds from our initial public offering, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

•	incur additional costs associated with becoming a public company.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2015 were as follows (in thousands):

	Commitment	Less Than 1 year	1 to 3 Years	3 to 5 Years	More Than 5 Years
License agreements (1)	$11,369	$3,321	$1,080	$2,545	$4,423
Operating lease agreements (2)	8,873	1,846	3,829	3,198	—
Contract manufacturing arrangements (3)	4,764	4,554	174	36	—
Facility lease agreement (4)	1,938	1,512	426	—	—
Sponsored research agreements (5)	359	247	112	—	—
Equipment lease agreement (6)	190	33	67	66	24
Total contractual obligations	$27,493	$11,513	$5,688	$5,845	$4,447

(1)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by this license. The obligations listed in the table above represent estimates of when the milestones will be achieved. We cannot assure that the timing of the milestones will be completed when estimated or at all. See Note 9 to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

(2)
Operating lease agreements - The amounts above are comprised of two five-year lease agreements. The first lease will expire on January 31, 2020. See Note 13 to the audited financial statements included in our Annual Report for more information about the first lease. We entered into an additional five-year lease in May 2015, which began on September 1, 2015. Under this new lease, we will be responsible for monthly base rental payments which escalate on September 1st of each year until the lease expires on August 31, 2020. For more information about this second lease, see Note 10 to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

(3)
Contract manufacturing arrangements - We have entered into several manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed. See Note 8 to the audited financial statements included in our Annual Report.

(4)
Facility lease agreement - In March 2013 we entered into a two-year manufacturing facility agreement for cell processing for a clinical trial. In February 2015, the agreement was extended for an additional two years. In September 2015, we amended a previous manufacturing services agreement for cell processing. The amended agreement expires in December 2016.

(5)
Sponsored research agreements - We have entered into two separate sponsored research agreements to undertake research which is of mutual interest to all parties. One agreement includes a commitment over 14 months and the other includes a commitment over a three-year period.

(6)	Equipment lease agreement - We have entered into an office equipment lease agreement covering a six year term. The commitment includes equipment, maintenance and supplies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objectives of our investment activities are to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2015, we had cash, cash equivalents and investment securities of $163.2 million. Our cash, cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2015 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2015, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2015 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2015, we implemented changes to our internal control procedures over financial reporting to remediate our previously reported material weaknesses in our Annual Report. We hired additional personnel, including a chief financial officer and other senior finance executives, and consultants to augment our accounting staff, as well as implemented additional, formalized policies and procedures related to accounting and financial reporting, particularly surrounding non-routine transactional and financial reporting. These policies and procedures are followed by all accounting personnel.

Other than those discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in our common stock is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, and in other reports we file with the SEC.

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

As of September 30, 2015, we have used the net offering proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. We are holding the balance of the net proceeds from the offering in cash, cash equivalents and investment securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: November 9, 2015	By:	/s/ Thomas J. Farrell
Thomas J. Farrell
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

Exhibit number	Description of exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(2)	Warrant to Purchase Common Stock issued to the State of Texas, dated September 27, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.