Form 10-K
period 2015-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2016-03-14
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting common stock held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The NASDAQ Global Market was $395,442,502 as of June 30, 2015.*
As of February 29, 2016, there were 26,974,648 shares of the registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2015

*Excludes 7,826,145 shares of common stock held by directors and officers and by stockholders whose beneficial ownership is known by the Registrant to exceed 10 percent of the common stock outstanding at June 30, 2015. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to advance Chemical Induction of Dimerization (CID) CID-based technologies, including CaspaCIDe, CIDeCAR and GoCAR-T;

•
our ability to obtain and maintain regulatory approval of BPX-501 and any other product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act;

•	our use of cash and other resources; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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

ITEM 1.  Business
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. Cellular immunotherapy has the potential to transform medicine by harnessing immune cells, principally T cells, to attack and eliminate harmful diseased cells in the body. Unlike traditional small molecule and biologic therapies, which are predictably metabolized and eliminated from the body, cellular immunotherapies are unpredictable and uncontrollable. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer and then control components of the immune system. By incorporating our CID platform, our product candidates may offer better safety and efficacy outcomes than are seen with current cellular immunotherapies.
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including hematopoietic stem cell transplantation, or HSCT, and CAR T and TCR cell therapies. HSCT, also known as bone marrow transplantation, can be a curative treatment, and is standard of care for a wide range of life-long and deadly diseases. However, the majority of patients that could benefit from HCST do not get the procedure because a compatible, or fully “matched” donor cannot be located. By contrast, a haploidentical, or “partial match” donor, such as a parent, sibling or child, can almost always be identified. To date, haplo-transplant procedures have not been widely adopted due to heightened risks of the procedure. Specifically, if T cells, which are important for rebuilding immunity and infection control, are included in the haplo-transplant graft, the patient will be at risk of developing Graft versus Host Disease, or GvHD, an often deadly reaction in which some of the mismatched T cells attack the patient’s liver, skin, mucosa and gastro-intestinal tract. For that reason, a haplo-transplant is either avoided, which has historically been the case, or if it is performed, the T cells are first depleted from the graft. A T-depleted transplant lowers the risk of GvHD, but morbidity and mortality rates increase as a result of infections, slow engraftment and delayed immune recovery due to the lack of T cells. To address these issues, we developed BPX-501 as an adjunct T cell therapy of genetically modified donor T cells incorporating our proprietary CaspaCIDe safety switch. The product candidate is designed to provide a safety net to eliminate the alloreactive T cells should GvHD occur, enabling physicians to perform haploidentical stem cell transplants and add back the BPX-501 genetically engineered T cells to speed immune reconstitution and provide control over infections.
Adoptive T cell therapy is an innovative approach in which a patient’s T cells are genetically modified to carry either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs, which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR T and TCR cell therapies. These toxicities include instances in which the cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome”, frequent transient neurologic toxicities and cases in which they have attacked healthy organs instead of the targeted tumor, leading to death. In solid tumors, where the behavior of CAR T and TCR cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced approaches to attain efficacy, such as “armored CARs” that raise even greater safety concerns.
Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells, and an “activation switch,” designed to stimulate activation and in some cases proliferation of the immunotherapy cells. Each of our technologies incorporates one of these switches, for enhanced, control of safety and efficacy:

•
CaspaCIDe is our safety switch, incorporated into our HSCT and T-cell receptor, or TCR, product candidates, where it is inactive unless the patient experiences a serious side effect. In that event, rimiducid is administered to fully or partially eliminate the cells, with the goal of terminating or attenuating the therapy and resolving the serious side effect.

•
CIDeCAR consists of CAR T cells modified to include our CaspaCIDe safety switch and in which the CAR T cell incorporates the signaling domains of two proteins, MyD88 and CD40. Together, these form our proprietary dual co-stimulatory domain, MC, which is designed to activate T cells more potently than co-stimulatory molecules CD28 and 4-1BB, which are used in most investigational CAR T cell therapies. Incorporation of CaspaCIDe in a CIDeCAR product candidate is intended to allow the potential enhanced potency of MC co-stimulation to be deployed safely in patients.

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

•
BPX-501. Our lead product candidate, BPX-501, is an adjunct T cell therapy administered after allogeneic HSCT using genetically modified donor T cells incorporating the CaspaCIDe® safety switch. BPX-501 is currently being evaluated in multiple Phase 1/2 clinical trials in adults and pediatric patients with leukemias, lymphomas, and genetic blood diseases in the U.S. and Europe. We believe that BPX-501 could enable physicians to maximize the benefits of T cell therapy for allogeneic HSCT, such as immune system reconstitution, prevention or treatment of relapse of underlying disease and improvement in stem cell engraftment, while mitigating some of the safety issues, such as high grade GvHD, associated with a stem cell transplant. BPX-501 is currently being evaluated in multiple Phase 1/2 clinical trials in the United States and Europe to assess whether BPX-501 T cells from haplo-identical donors administered following HCST are safe and can help speed immune reconstitution. In December 2015, interim data from the lead site in the ongoing BP-004 Phase 1/2 clinical trial was presented at the 57th Annual Meeting of the American Society of Hematology, or ASH. Pediatric patients in the study with a variety of genetic diseases achieved disease-free outcomes from a haploidentical T cell-depleted hematopoietic stem cell transplant, followed by an add-back of BPX-501 donor T cells. We are making preparations for dialogue with regulators in Europe and the U.S., expected to occur in the second quarter of 2016, with the goal of defining the path to regulatory approval initially for non-malignant pediatric diseases. Additionally, BPX-501 clinical trials in different transplant settings are ongoing, in which we are accumulating longer-term data to assess relevant clinical outcomes in malignant disease settings. The FDA has granted orphan drug designation for the combination of BPX-501 genetically modified T cells and activator agent rimiducid as "replacement T-cell therapy for the treatment of immunodeficiency and GvHD after allogenic hematopoietic stem cell transplant."

In addition, our preclinical product candidates are designed to overcome the current limitations of CAR-T and TCR therapies and include the following:

•
BPX-601 is a GoCAR-T™ product candidate containing Bellicum’s proprietary iMC, or inducible MyD88/CD40, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA, such as some prostate, pancreatic, bladder, esophageal and gastric cancers. We have obtained positive proof-of-principle preclinical data showing enhanced T-cell proliferation, persistence and in vivo anti-tumor activity compared to standard CAR T therapies. The initial planned indication for BPX-601 development is non-resectable pancreatic cancer. We expect to begin enrolling patients in a Phase 1 trial of BPX-601 in mid-2016.

•
BPX-701 is a CaspaCIDe®-enabled natural high affinity T cell receptor, or TCR, product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME.  Based on in vitro studies, BPX-701 has demonstrated strong affinity to panels of cancer cells presenting PRAME peptides and low affinity to non-tumor cells. In other in vitro studies, rimiducid administration has shown the ability to eliminate BPX-701 cells. We are developing BPX-701 in collaboration with Leiden University Medical Center. Initial planned indications for BPX-701 development are Refractory or Relapsed Acute Myeloid Leukemia, or AML, and Myelodysplastic Syndromes, or MDS, with an additional study planned for metastatic uveal melanoma. Each of these are orphan indications where PRAME is highly expressed and for which current treatment options are limited. We expect to begin enrolling patients in a Phase 1 trial of BPX-701 in mid-2016.

•
BPX-401 is a CIDeCAR™ product candidate incorporating Bellicum’s proprietary MC co-stimulatory domain and the CaspaCIDe safety switch, and is designed as a next-generation CAR T cell therapy for hematological cancers expressing the CD19 antigen. CD19 is expressed in many hematological cancers, including acute lymphocytic leukemia, or ALL, chronic lymphocytic leukemia, or CLL, and certain non-Hodgkin’s lymphomas. While there are several competitive programs where the activity of CD19 CAR T cell therapy has been established, we believe that safety issues, such as cytokine release syndrome and neurological toxicity remain a concern which may be addressed by BPX-401. We expect to begin enrolling patients in a Phase 1 trial of BPX-401 in the second half of 2016.

Our IND-enabling activities for each of these preclinical product candidates include manufacturing key components and developing a robust process to produce cell products that comply with regulations of the U.S. Food and Drug Administration, or FDA, and other regulatory agencies. We have developed proprietary methods and processes to manufacture genetically modified T cells of high quality and purity. We have utilized to date third-party contract manufacturers to produce BPX-501 for our clinical trials. In 2016 we plan to build-out facilities at our headquarters in Houston to enable in-house cell therapy manufacturing to supply clinical trials. We expect to leverage our resources, capabilities and expertise derived from our experience with our BPX-501 program for the manufacture of our CAR-T and TCR product candidates.

Recent Developments
On March 10, 2016, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as agent and a lender, Hercules Technology II, L.P., as a lender and Hercules Technology III, L.P., as a lender, under which we borrowed $15.0 million on the Closing Date and may borrow an additional $5.0 million on or prior to September 15, 2016. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee, and our achievement of specified milestones in the Loan Agreement, or the Milestones, we may borrow an additional $10.0 million through March 15, 2017. We intend to use the proceeds received under the Loan Agreement for funding the build out of our manufacturing facilities and general corporate purposes.
On February 22, 2016, the Company announced that the FDA granted orphan drug designation for the combination of BPX-501 genetically modified T cells and activator agent rimiducid as "replacement T-cell therapy for the treatment of immunodeficiency and graft versus host disease, or GvHD, after allogeneic hematopoietic stem cell transplant." BPX-501 is an adjunct T-cell therapy incorporating the Company's proprietary CaspaCIDe safety switch.
On January 15, 2016, we filed a shelf Registration Statement on Form S-3, or the Shelf Registration Statement, to enable us to sell securities from time to time as described in the prospectus in one or more offerings up to a total aggregate offering price of $150,000,000. The SEC declared the Shelf Registration Statement effective on February 1, 2016.
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
The following therapeutic applications of cellular immunotherapy have been primary areas of research and development by research institutes and biopharmaceutical companies, given their promise of effectively treating patients suffering from severe and life-threatening diseases.
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

Limitations of Current Cellular Immunotherapy Approaches.
Despite rapid advances in various approaches to cellular immunotherapy and the biopharmaceutical industry’s considerable investment in research and development, certain challenges have prevented these therapies from realizing their maximum potential. Some of these obstacles and issues are highlighted below:

Cellular Immunotherapy Approach		Safety Challenges		Efficacy Challenges
Allogeneic HSCT	•	GvHD and viral infections are frequent and potentially fatal side effects	•	Attempts to control GvHD (steroids, T-Cell depletion, etc.) increase likelihood of non-engraftment, relapse of underlying disease and viral infection
CAR-T	•	Serious immune toxicity (cytokine release syndrome) or neurotoxicity)	•	CARs have not demonstrated the same high response rates to solid tumor antigens as have been seen against CD19-targeted leukemias
	•	Standard-of-care (steroids) and/or cytokine receptor antagonists, such as tocilizumab, can be ineffective; long ICU stay, relapse of underlying disease, infections and death	•	Small number of validated tumor antigens that can be targeted
	•	Other safety approaches* have slow onset of action or have safety issues of their own	•	For certain antigen targets, severe toxicity from treatment prevents sufficient therapeutic window for clinical benefit
TCR	•	High risk of off-target or off-organ toxicities	•	Human clinical data still early
* See discussion of other approaches below under "Our Proprietary Switch Technologies - CaspaCIDe."
Our Proprietary CID Technology Platform
Our proprietary CID technology platform is designed to address the challenges of current cellular immunotherapies. Cellular activities and functions, such as growth, activation, proliferation and cell death, are controlled by cascades of specialized signaling proteins. Our CID platform consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. Our current product candidates are based on either a “safety switch,” or an “activation switch.” After rimiducid is administered, the “safety switch” is designed to lead to programmed cell death, or apoptosis, and the “activation switch” is designed to lead to proliferation and/or activation and/or persistence of immune cells.
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

	CaspaCIDe	CIDeCAR	GoCAR-T

Cell Type	Donor T cells (HSCT) or patient T cells (CAR-T or TCRs)	Patient T cells	Patient T cells

Proprietary Components	caspase-9 safety switch	caspase-9 safety switch + MC co-stimulation	MC co-stimulation switch

Applications	HSCT and TCR therapy	CAR-T therapy	CAR-T therapy

Potential Safety Benefit	Modulation of effect with rimiducid triggers T-cell apoptosis	Modulation of effect with rimiducid triggers T-cell apoptosis	Modulation of effect with rimiducid triggers T-cell activation & proliferation

Potential Efficacy Benefit	Widens therapeutic window for maximum benefit from treatment	Widens therapeutic window; MC may enhance T-cell activity	Widens therapeutic window; MC may enhance T-cell activity

Product Candidates	BPX-501,BPX-701	BPX-401	BPX-601
CaspaCIDe
CaspaCIDe is our CID based safety switch technology designed to eliminate cells in the event of toxicity. The CaspaCIDe switch consists of the CID-binding domain coupled to the signaling domain of caspase-9, an enzyme that is part of the apoptotic, cell death pathway. Infusion of rimiducid is designed to trigger activation of this domain of caspase-9, or iCasp9, which in turn leads to selective apoptosis of the CaspaCIDe-containing cells. Because CaspaCIDe is designed to be permanently incorporated into our cellular therapies, the safety switch has the potential to be available for use long after the initial therapy is delivered. This technology is applied to our lead clinical product candidate, BPX-501, an adjunct T-cell therapy provided after allogeneic HSCT, and to our TCR product candidate, BPX-701.
We believe that CaspaCIDe is the optimal cell therapy safety switch technology described to-date. The only other widely reported clinically validated approach is based on the Herpes simplex virus thymidine kinase, or HSV-tk, a non-human and as such immunogenic protein which is activated to kill the cell by the widely-used anti-viral drug, ganciclovir. Comparative studies have demonstrated CaspaCIDe’s superiority to HSV-tk, based on lack of immunogenicity, effectiveness in rescuing animals from toxicities that have progressed, lack of dependence on the cell cycle for cell elimination, and most importantly, speed of elimination. In human trials, CaspaCIDe has demonstrated clinical efficacy in human patients beginning as soon as 30 minutes after administration of the activating drug, rimiducid. Lastly, rimiducid is bio-inert in the absence of cells containing a CID-based switch, and has no other clinical use. In contrast, ganciclovir has side effects, and physicians are reluctant to lose the ability to use it to treat herpes virus family infections in patients treated with HSV-tk-containing cells.
Other cell elimination approaches described in the literature include gene modification of cells to express truncated epidermal growth factor receptor, or EGFRt, or codon-optimized CD20. Administration of the monoclonal antibodies cetuximab or rituximab, respectively, is intended to trigger complement-mediated cytotoxicity, or CMC, or antibody-dependent cellular cytotoxicity, or ADCC, mediated cell elimination. While CaspaCIDe eliminates cells via the apoptotic pathway, the body’s non-inflammatory mechanism for this important function, we believe a CMC/ADCC-mediated mechanism may add to complications in patients already in an inflammatory crisis, such as seen with serious cytokine release syndrome, or CRS, after CAR-T cell therapy. Moreover, cetuximab and rituximab, both anti-cancer therapies that have potentially serious side effects, are unlikely to be usable in a titratable manner. Lastly, these approaches have yet to demonstrate efficacy in clinical trials.
CaspaCIDe has been evaluated in both preclinical and clinical studies, with additional Phase 1/2 clinical trials ongoing and planned. In addition to using our CaspaCIDe technology for the substantial elimination of cellular therapy, like an “off” switch, we are studying partial elimination of a cellular therapy, like a “dimmer” switch, by delivering reduced doses of rimiducid. We observed the dose response to rimiducid by measuring the viability of BPX-501 cells in culture following the addition of increasing amounts of rimiducid to the culture medium, as well as by measuring the survival of BPX-501 cells in vivo in immune-deficient mice following injection of increasing doses of rimiducid. In these preclinical studies, rimiducid rapidly and consistently reduced or eliminated CaspaCIDe-containing cells in a dose-dependent manner.
In addition to our internal preclinical and clinical development activities, we have selectively entered into agreements with renowned cancer research centers with expertise in cellular immunotherapy to allow the use of our CaspaCIDe safety switch with the collaborators’ CAR-T product candidates.  While we are not the sponsor of these clinical trials, we believe that they may facilitate the adoption of CaspaCIDe in the CAR T cell setting and provide opportunities for license arrangements of our technology in the future.
CIDeCAR
CIDeCAR consists of a CAR T cell expressing MC, our proprietary novel dual co-stimulatory domain, for improved T-cell activation and proliferation, and the CaspaCIDe safety switch. CAR interaction with cancer cell antigens complements MC signaling, which then leads to activation of T cells. In the event of serious toxicity, rimiducid activation of caspase-9 is designed to eliminate the CIDeCAR T cells.
In order to improve the effectiveness of CAR T cells in settings other than blood cancers located principally in the bone marrow, such as leukemia, some researchers have been working to develop “armored CARs” in which supplemental co-stimulatory signals or pro-inflammatory cytokines are added to the CAR-T cells. Like an “armored CAR,” we include MC in our CIDeCAR technology in order to increase the potency and durability of the therapy in these indications. While promising, these approaches may exacerbate safety issues found in standard CARs, such as CRS. We incorporate CaspaCIDe into CIDeCAR to address these safety concerns.
In proof-of-principle preclinical studies of CIDeCAR technology, CIDeCAR candidate BPX-401 and a CIDeCAR targeting Her2 on solid tumors, both of which incorporate MC, in place of the standard co-stimulatory molecules CD28, 4-1BB, or both together, were evaluated in vitro. These preclinical studies show that CIDeCAR technology results in enhanced activation, proliferation and tumor cell killing compared to standard comparator CARs. In addition, these studies demonstrate elimination of the CIDeCAR T cells after exposure to rimiducid.
Preclinical animal studies have also shown that BPX-401 cells exhibit both anti-tumor activity and partial or complete elimination of T cells after administration of rimiducid in an NSG mouse Raji tumor model.
GoCAR-T
Our GoCAR-T technology incorporates a switch that activates CAR T cells when triggered by both rimiducid and the targeted antigen expressed on the surface of the cancer cells. Current generation CAR T cell constructs consist of a CD3-ζ domain and one or more co-stimulatory molecules that are both activated when a cancer antigen binds to the portion of the CAR on the surface of the engineered T cell. This reliance on antigen for activation of the CAR-T cell results in an unpredictable and inherently uncontrollable therapeutic effect. For example, CAR T cells that target the CD19 receptor have been shown to proliferate in excess of 100,000-fold in some patients, ultimately comprising over 50% of circulating lymphocytes. Solid tumor CAR T cells, on the other hand, often fail to proliferate or persist at all for more than a few days or weeks and have been largely ineffective. In each situation, the physician has no effective way to intervene to achieve greater consistency once the cells have been administered.
Our GoCAR-T technology is designed to change the current paradigm by separating the CIDeCAR dual co-stimulatory domain, MC, from the antigen recognition domain and moving it onto a separate molecular switch that can be rimiducid controlled. GoCAR-T cells are designed to only be fully activated when exposed to both the cancer cells and rimiducid. This separation is designed to control the degree of activation of the CAR-T cells through adjustments to the schedule of rimiducid administration, but still in a tumor-dependent manner.
In a proof-of-principle in vitro study of our GoCAR-T technology, GoCAR-T cells targeting the PSCA antigen can only be fully activated when the GoCAR-T cells are exposed to both their target PSCA-expressing human pancreatic cancer cells and rimiducid. In in vivo studies of GoCAR-T technology, target antigen PSCA-expressing HPAC human pancreatic tumors, which were established in immune-deficient NSG, or NOD/scid γc-deficient mice, were eliminated by administration of GoCAR-T cells targeting PSCA along with weekly rimiducid administration.
We believe these studies together provide proof-of-principle that GoCAR-T technology may allow rimiducid to modulate the therapeutic effect from initiation of treatment, turning CAR T cell therapy from an uncontrollable, and largely unpredictable class into a more predictable therapy which can be adjusted, like a small molecule, to the patient’s therapeutic window to the appropriate level.

Our Product Candidates
BPX-501: Adjunct T Cell Therapy for Allogeneic Hematopoietic Stem Cell Transplantation

Our lead product candidate, BPX-501, is an adjunct T cell therapy administered after allogeneic HSCT using genetically modified donor T cells incorporating our CaspaCIDe® safety switch. BPX-501, in combination with rimiducid, was recently granted orphan drug designation by the FDA for the treatment of immunodeficiency and GvHD following allogeneic hematopoietic stem cell transplant, and is currently being evaluated in multiple Phase 1/2 clinical trials in adults and pediatric patients with leukemias, lymphomas and genetic blood diseases in the U.S. and Europe. We believe that BPX-501 could enable physicians to maximize the benefits of T cell therapy for allogeneic HSCT, such as immune system reconstitution, prevention or treatment of relapse of underlying disease and improvement in stem cell engraftment, while mitigating some of the safety issues associated with a stem cell transplant. The Company reported initial top-line data from ongoing clinical trials in the HSCT setting in December 2015 at 57th Annual Meeting of the ASH.

The goal of our BPX-501 clinical program is to provide better overall transplant outcomes-lower rates of infection and faster immune recovery-than one would generally expect from an alternative allogeneic transplant procedure. We are currently conducting multiple Phase 1/2 clinical trials of BPX-501 in the United States and Europe. In November 2014, we initiated BP-004, a Phase 1/2 clinical trial in children with leukemias, lymphomas, or orphan inherited blood disorders, such as severe combined immunodeficiency, Wiskott-Aldrich Syndrome and beta thalassemia, all chronic life-long disorders for which HSCT is curative. The trial is being conducted in both European and U.S. pediatric transplant centers. The clinical trial is evaluating whether BPX-501 T cells from a haploidentical donor, typically the child’s mother or father, administered following a T-depleted HSCT, are safe and can enhance immune reconstitution. Additional ongoing clinical studies include BP-001 and BP-005 in adults in which BPX-501 is administered after initial allogeneic HSCT for hematological cancers, and BP-003, a single site clinical trial in children with orphan inherited blood disorders in which BPX-501 is administered after initial allogeneic HSCT. In addition, we are planning to initiate additional Phase 1/2 clinical trials in the U.S. and Europe, as part of our strategy to pursue global regulatory approvals and expand the potential addressable patient population for BPX-501.

In July 2015, the intellectual property for BPX-501 was strengthened with a U.S. method of use patent issued to Baylor College of Medicine, or Baylor. The patent, licensed exclusively to Bellicum, is scheduled to expire in 2031.
BPX-601: GoCAR-T Product Candidate for Solid Tumors
We are developing BPX-601, a GoCAR-T™ product candidate containing Bellicum’s proprietary iMC, inducible MyD88/CD40, activation switch, for the treatment of solid tumors expressing PSCA. PSCA is a cancer antigen expressed in many malignancies, including prostate, pancreatic, bladder, esophagus, and gastric cancers. As reported at ASH 2015, preclinical data shows enhanced T-cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies.
The initial planned indication for BPX-601 development is non-resectable pancreatic cancer. The BPX-501 Phase 1 protocol and related documents were reviewed by the National Institutes of Health, or NIH, Recombinant DNA Advisory Committee, or RAC, in March 2016. We are now preparing our IND submission package, have selected a clinical site and anticipate an initial Phase 1 trial to begin enrolling patients in mid-2016. In December, 2015 we entered into a license agreement with Agensys, an affiliate of Astellas, under which we were granted an exclusive worldwide license for rights to PSCA and related antibodies.
BPX-701: CaspaCIDe TCR Product Candidate for Solid Tumors
We are developing BPX-701, a TCR-based therapy that incorporates our CaspaCIDe technology, in collaboration with Leiden University Medical Center. BPX-701 is designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME.  As initially reported in Clinical Cancer Research in 2011, PRAME-specific clones showed high reactivity against a panel of PRAME positive tumor cell lines, metastatic melanoma, sarcomas and neuroblastoma tissues, and no reactivity against normal cell types, with the exception of low reactivity against kidney epithelial cells and intermediate reactivity against mature dendritic cells.  Based on in vitro studies, BPX-701 has demonstrated strong affinity to panels of cancer cells presenting PRAME peptides and low affinity to non-tumor cells. In other in vitro studies, BPX-701 cells containing the CaspaCIDe safety switch, have demonstrated complete elimination in response to the administration of rimiducid.
Planned indications for initial BPX-701 clinical development are Refractory or Relapsed Acute Myeloid Leukemia, or AML, and Myelodysplastic Syndromes, or MDS, with an additional study planned for metastatic uveal melanoma. Each of these are orphan indications where PRAME is highly expressed and for which current treatment options are limited.  The initial BPX-701 Phase 1 protocol and related documents were reviewed by the RAC in March 2016.  We are now preparing our IND submission package, have selected our initial clinical site and anticipate that we will begin enrolling patients in mid-2016. We also expect to submit European regulatory filings to allow initiation of clinical development at a European site after the U.S. IND has been allowed.

BPX-401: CIDeCAR Product Candidate for Hematological Cancers
We are developing BPX-401 for the treatment of hematological cancers expressing the CD19 antigen, such as ALL, CLL and certain types of non-Hodgkin’s lymphoma. We have generated preclinical proof-of-principle data in vitro showing that BPX-401 has significant CAR T cell activation and proliferation potential, and may be more effective in killing cancer cells compared to other CAR-T constructs. We intend to file an IND and begin enrolling patients in a Phase 1 trial of BPX-401 in the second half of 2016.
The current standard of care in these indications, chemotherapy combined with monoclonal antibody therapies, works to varying degrees with high disease relapse rates. CD19-targeted CAR-T therapies have elicited high objective response rates in some of these B cell cancers, but they have demonstrated major safety risks.
Discontinued Development Program: BPX-201 - DeCIDe Cancer Vaccine Product Candidate
In 2013, we initiated a Phase 1 clinical trial of BPX-201 as a dendritic cell cancer vaccine designed to treat Metastatic Castrate Resistant Prostate Cancer, or mCRPC. In August 2015, based on the prioritization of our other pipeline opportunities, we made a strategic decision to not progress BPX-201 into additional clinical trials. The decision to not conduct further BPX-201 development was not based on any safety concerns and does not have implications for our technology platform or other programs.
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
CaspaCIDe TCR for Hematological Cancers
We are working with our collaborator, Leiden University Medical Center, to evaluate an additional TCR with high affinity for certain peptides for the treatment of various hematological cancers. The TCR construct incorporates the CaspaCIDe safety switch.
Manufacturing, Processing and Delivering to Patients
Our product candidates require a combination of three critical components: (1) viral vectors with DNA content encoded for our proprietary switch proteins and co-stimulatory and other accessory molecules, (2) patient-specific donor T cells that are genetically modified by our viral vectors, and (3) the synthetic small molecule rimiducid which activates the switch proteins. Each of these components requires a separate supply chain and shares the same regulatory requirements applicable for biological or chemical materials suitable for human use. Details on each of these components are described below:

•
Viral Vectors. We use a retrovirus to transduce our T cell based product candidates. We believe that the retrovirus is optimal for T cell transduction given that it is an integrating vector that induces long-term gene expression, exhibits high transduction efficiency, has sufficient capacity for DNA content, and has been safely used in clinical trials. As an alternative approach, we are investigating in parallel the use of lentivirus for several of our product candidates. In certain embodiments, lentiviral vectors may provide advantages over retroviral vectors. The vector production is performed at multiple third-party supplier facilities under GMP procedures and requirements. These suppliers have significant experience and expertise in vector manufacturing and have dedicated capacity to satisfy demand for large clinical trials and product commercialization.

•
Genetically Modified T Cells. We have agreements with reputable contract manufacturing organizations, or CMOs, with facilities in both the United States and Europe for processing and manufacturing our genetically modified T cells. We have designed and refined a proprietary process for cell engineering that has been improved from lab-based open procedures used in academic and research settings to a functionally closed system that is more appropriate for large-scale clinical trials and commercialization. Our system is compliant with current guidelines and regulations for cell-based manufacturing in the United States and Europe and has been successfully transferred and implemented by our CMOs.

•
Rimiducid. Rimiducid is a synthetic small molecule which has been rationally designed to trigger the proprietary switch proteins in our CID platform. We have separate third-party manufacturers for the active pharmaceutical ingredient, or API, and the finished drug product. Manufacturers of both the API and finished drug product are licensed to manufacture a variety of marketed drugs worldwide and have been selected based on their ability to provide supplies for our clinical trials and future commercialization.
Given that our product candidates are for patients whose conditions can rapidly deteriorate, we are focused on continuously refining our overall cell therapy process, manufacturing, processing and delivery to patients to be more efficient.
Our current process cycles for our product candidates, from collection of white blood cells to infusion of the final product, can be completed in as little as two weeks and are customized to be complementary to the treatment procedure of interest in order to prevent any delays or complications.
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
To achieve this objective, a strategic focus for us has been to identify and license key patents and patent applications that serve to enhance our intellectual property and technology position. Our intellectual property estate includes: (1) claims directed to core CID technologies and components used in our products; (2) claims directed to methods of treatment for therapeutic indications; (3) claims directed to specific products; and (4) claims directed to innovative methods for generating new constructs for genetically engineering T cells. We believe our patent estate, together with our efforts to develop and patent next generation technologies, provides us with a substantial intellectual property position. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.
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
To our knowledge, our patent estate, on a worldwide basis, includes 43 issued patents, 14 of which are in the United States, and 58 pending patent applications, 19 of which are in the United States, which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license as of February 29, 2016.

▪
We have internally developed technology disclosed in three pending U.S. utility patent applications and nine pending foreign patent applications which relate to our CIDeCAR technology. If U.S. patents issue therefrom, the estimated expiration date of the last to expire patent is in 2035. If patents are issued in foreign jurisdictions, the anticipated expiration date of the last to expire patent will be in 2035.

▪
We have internally developed technology disclosed in two pending utility patent applications in the United States and eight pending foreign patent applications which relates to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2035. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2035.

▪
We have internally developed technology disclosed in pending U.S. utility patent applications, and a pending foreign patent application, which relates to a “non-inducible” CAR and “non-inducible” co-stimulatory polypeptide, which may also be used in combination with our CIDeCAR technology. If a U.S. patent issues, the estimated expiration date of the patent is 2035. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2035.

▪
Pursuant to our licenses from Baylor, we have exclusive commercial rights to five issued U.S. patents expiring in 2024 or later, eight pending U.S. utility patent applications, six issued foreign patents expiring in 2024 or later and 18 pending patent applications in foreign jurisdictions that relate to our GoCAR-T, BPX-501 and certain of our other technologies. If U.S. patents issue from the currently pending U.S. patent applications, the estimated expiration date of the last to expire patent is 2031. If patents from the currently pending patent applications are issued in foreign jurisdictions, the estimated expiration dates range from 2024 to 2031.

▪
Pursuant to our license agreement with ARIAD Pharmaceuticals, Inc., or ARIAD, as amended, we have exclusive commercial rights within our field of use to 31 patents, eight in the United States and 23 in foreign jurisdictions, which relate to dimerizer technology. The estimated expiration date of the last to expire U.S. patent is 2032. The estimated expiration date of the last to expire foreign patent is 2032.

These provisional, pending, or issued patents include composition of matter and/or method of use claims.
Composition of matter patent coverage on rimiducid, the dimerization molecule AP1903, has expired. However, we believe that additional barriers to entry exist for a competitor attempting to use rimiducid. This is significant because, if true, then potential competitors will not be able to use the abbreviated new drug application pathway for approval of rimiducid. With respect to our investigational products, the FDA has assigned combination product status to BPX-501, and we plan to submit a biologic license application, or BLA, for the combination product. We believe that this will be the case for each future product candidate of ours that incorporates rimiducid. If our investigational products incorporating rimiducid receive FDA approval through BLAs, then the FDA would not approve any biosimilar of these combination products until at least 12 years from the date that we receive FDA approval. Additionally, although ‘biosimilar’ provisions exist for products approved through BLAs, it is not clear if the FDA will permit the biosimilar route to be used for complex biological products such as our investigational products.
Rimiducid is a relatively complex drug substance to manufacture. We have substantial experience in manufacturing rimiducid and in preparing it for patient infusion. Our manufacturing know-how is a valuable asset and we incorporate contractual confidentiality terms in all agreements with our third party manufacturers. We believe that a competitor will face substantial obstacles with respect to time and cost in order to derive a clinically acceptable manufacturing process.
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
Our License Agreements

License Agreement - Agensys
On December 10, 2015, we and Agensys, Inc., or Agensys, entered into a license agreement, or the Agensys Agreement, pursuant to which (i) Agensys granted us, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1, or PSCA, and related antibodies, and (ii) we granted Agensys a non-exclusive, fully paid license to our patents directed to inventions that were made by us in the course of developing our licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon our other proprietary technology, to non-therapeutic applications of antibodies not used within the field.
As consideration for the rights granted to us under the Agensys Agreement, we agreed to pay to Agensys a non-refundable upfront fee of $3,000,000. We are also required to make aggregate milestone payments to Agensys of up to (i) $5,000,000 upon the first achievement of certain specified clinical milestones for its licensed products, (ii) $50,000,000 upon the achievement of certain specified clinical milestones for each licensed product, and (iii) $75,000,000 upon the achievement of certain sales milestones for each licensed product. The Agensys Agreement additionally provides that we will pay to Agensys a royalty percentage that ranges from the mid to high single digits based on the level of annual net sales of licensed products by us, our affiliates or permitted sublicensees. The royalty payments are subject to reduction under specified circumstances.
Under the Agensys Agreement, Agensys also was granted the option to obtain an exclusive license, on a product-by-product basis, from us to commercialize in Japan each licensed product developed under the Agensys Agreement that has completed a phase 2 clinical trial. As to each such licensed product, if Agensys or its affiliate, Astellas Pharma, Inc., exercises the option, the Agensys Agreement provides that we will be paid an option exercise fee of $5,000,000. In addition, the Agensys Agreement provides that we will be paid a royalty that ranges from the mid to high single digits based on the level of annual net sales in Japan of each such licensed product. If the option is exercised, the aggregate milestone payments payable by us to Agensys, described above with respect to each licensed product, would be reduced by up to an aggregate of $65,000,000 upon the achievement of certain specified clinical and sales milestones.
The Agensys Agreement will terminate upon the expiration of the last royalty term for the products covered by the Agensys Agreement, which is the earlier of (i) the date of expiration or abandonment of the last valid claim within the licensed patent rights covering any licensed products under the Agensys Agreement, (ii) the expiration of regulatory exclusivity as to a licensed product, and (iii) 10 years after the first commercial sale of a licensed product. Either party may terminate the Agensys Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach (or 30 days if such material breach is related to failure to make payment of amounts due under the Agensys Agreement) or upon certain insolvency events. In addition, Agensys may terminate the Agensys Agreement immediately upon written notice to us if we or any of our affiliates or permitted sublicensees commence an interference proceeding or challenge the validity or enforceability of any of Agensys’ patent rights.

License Agreement - BioVec

On June 10, 2015, we and BioVec Pharma, Inc., or BioVec, entered into a license agreement, or the BioVec Agreement, pursuant to which BioVec agreed to supply us with certain proprietary cell lines and granted us a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines.

As consideration for the products supplied and rights granted to us under the BioVec Agreement, we agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, we agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an IND, or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by us to BioVec under the BioVec Agreement. We also are required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of our first three licensed products. The BioVec Agreement additionally provides that we will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. We may also grant sublicenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by us, in our sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

License Agreement - Leiden

On April 23, 2015, we and Academisch Ziekenhuis Leiden, also acting under the name of Leiden University Medical Centre, or Leiden, entered into a license agreement, or the Leiden Agreement, pursuant to which Leiden granted to us an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting preferentially-expressed antigen in melanoma, or PRAME, and POU2AF1 epitopes. The license granted under the Leiden Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to us of such academic research collaborations.

As consideration for the rights granted to us under the Leiden Agreement, we agreed to pay to Leiden an aggregate of EUR 75,000 in upfront fees within 30 days of the effective date of the Leiden Agreement. In addition, we agreed to pay to Leiden, beginning on the eighth anniversary of the effective date of the Leiden Agreement, annual minimum royalty payments of EUR 30,000. We are also required to make milestone payments to Leiden of up to an aggregate of EUR 1,025,000 for each of the first licensed product that is specific to PRAME and to POU2AF1. The Leiden Agreement additionally provides that we will pay to Leiden a royalty in the low single digits on net sales of products covered by the Leiden Agreement. If we enter into a sublicensing agreement with a third party related to a product covered by the Leiden Agreement, we have agreed to pay Leiden a percentage ranging in the low double digits on all non-royalty income received from sublicensing revenue directly attributable to the sublicense, dependent on whether we are in phase 1/2, phase 2 or phase 3 at the time that we enter into any such sublicensing agreement.

Under the Leiden Agreement, we and Leiden entered into a sponsored research agreement, pursuant to which we are required to pay Leiden up to EUR 300,000 over a three-year period during the term of the sponsored research agreement. The Leiden Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Leiden Agreement may be terminated earlier upon mutual written agreement between us and Leiden, and at any time by us upon six months written notice to Leiden. Leiden may terminate the Leiden Agreement in the event of a failure by us to pay any amounts due under the Leiden Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Leiden Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event.
License Agreement - ARIAD Pharmaceuticals, Inc.
2011 License Agreement
On March 7, 2011, we entered into an amended and restated exclusive license agreement, or restated ARIAD license, with ARIAD which restated a license agreement entered into in 2006. Under the restated ARIAD license, ARIAD granted to us an exclusive, even as to ARIAD, license, with the right to grant sublicenses, under ARIAD’s patent rights relating to dimerizers, genetic constructs coding for dimerizer binding domains, vectors containing said constructs, cells containing said constructs and methods of inducing biological processes in cells containing said constructs. These licensed patent rights were limited in the 2011 restated license to defined products in the fields of cell transplantation and certain types of cancer.
In connection with the original license from ARIAD, in 2006 we issued 121,242 shares of our common stock to ARIAD which were subject to antidilution protection that ultimately resulted in additional issuances to ARIAD by us of 556,221 shares of our common stock, such that ARIAD received a total of 677,463 shares of our common stock under the original license agreement. In addition, we paid ARIAD a license fee of $250,000 in connection with the restated license in 2011. The restated ARIAD license also provided for certain royalty and milestone payments, which were subsequently terminated pursuant to an omnibus amendment agreement with ARIAD.
Under the restated ARIAD license, we are required to diligently proceed with the development, manufacture and sale of licensed products. The restated ARIAD license is subject at all times to restrictions and obligations under a license agreement by and between ARIAD Gene Therapeutics, Inc., an ARIAD affiliate that merged into ARIAD, and the academic institution from with ARIAD obtained its license to the underlying technology. While we are not required to pay royalties or fees to such academic institution, no sublicensee of ours may enter into a sublicense with respect to any intellectual property owned by the academic institution without its consent, which terms must be consistent with those included in the agreement between ARIAD and such academic institution.
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
In connection with the amendment, we made an initial payment of $15,000,000 and we issued a promissory note to ARIAD for a principal amount of $35,000,000 in return for the broader scope of the license and the termination of all obligations to make milestone and royalty payments to ARIAD in the future. On December 23, 2014, the closing of our initial public offering triggered an acceleration of the payment of $15,000,000 due to ARIAD under the amendment and the promissory note. As a result of such acceleration, on December 29, 2014, we paid to ARIAD an aggregate amount of $35,000,000, which included an additional payment of $20,000,000 to extinguish the promissory note. In exchange, ARIAD returned to us all of the 677,463 shares of our common stock then held by ARIAD and all of the agreements related to ARIAD’s rights as a stockholder were terminated.
License Agreements - Baylor College of Medicine
2008 Baylor License Agreement
Pursuant to an Exclusive License Agreement with Baylor College of Medicine, dated March 20, 2008, or the 2008 Baylor license agreement, we obtained an exclusive, worldwide and fully paid up license to certain intellectual property, including intellectual property related to methods for activating antigen presenting cells and to genetic constructs coding for membrane bound inducible cytoplasmic CD40.
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
Baylor may terminate or modify the 2008 Baylor license agreement in the event of a material breach by us that remains uncured following the date that is 90 days after written notice of such breach or upon certain insolvency events that remain uncured following the date that is 30 days following written notice of such insolvency event. We may terminate the 2008 Baylor license agreement, or any portion thereof, at our sole discretion at any time upon 30 days’ written notice to Baylor. Upon termination of the 2008 Baylor license agreement, all rights to the intellectual property immediately revert to Baylor.
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
The terms of the 2010 Baylor license agreement also require us to make royalty payments of less than one percent, subject to certain annual minimums, on net sales of products covered by the license. In addition, to the extent we enter into a sublicensing agreement relating to a licensed product, we are required to pay Baylor a percentage in the mid-single digits on all non-royalty income received from sublicensing revenue. Bellicum is required to make milestone payments, of up to $735,000 in aggregate, upon successful completion of clinical and regulatory milestones regarding the first two products covered by this license.
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
Pursuant to the terms of the 2014 Baylor license agreement, we paid Baylor a license execution fee of $25,000. In addition, we are required to pay Baylor a low annual maintenance fee on each anniversary of the agreement date. The terms of the 2014 Baylor license agreement also require us to make royalty payments in the low single digits, subject to certain annual minimums, on net sales of products covered by the license. To the extent we enter into a sublicensing agreement relating to a licensed product, Bellicum is also required to pay Baylor a percentage in the low double-digits on all non-royalty income received from sublicensing revenue. We are required to make milestone payments, of up to $275,000 in aggregate, upon successful completion of clinical and regulatory milestones regarding the first product covered by this license. The 2014 Baylor license agreement will expire upon expiration of the last patent contained in the licensed patent rights, on a country-by-country basis, upon which we will have a perpetual, paid-in-full license in each such country.
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
Grant Agreement
Grant Agreement with Cancer Prevention and Research Institute of Texas
On July 27, 2011, we entered into a Cancer Research Grant Contract, or the Grant Contract, with the Cancer Prevention and Research Institute of Texas, or CPRIT, under which CPRIT awarded a grant not to exceed approximately $5.7 million to be used for the execution of defined clinical development of BPX-501. In addition, CPRIT may award supplemental funding not to exceed ten percent of the total grant amount based upon our progress. To date, we have received approximately $4.9 million under the grant. The Grant Contract terminated on June 30, 2014, but obligations exist as to licensing, royalty payments, and indemnification provisions.
Pursuant to the Grant Contract, we granted CPRIT a non-exclusive, irrevocable, royalty-free, perpetual, worldwide license to the intellectual property facilitated by the Grant Contract for and on behalf of CPRIT and other governmental entities and agencies of the State of Texas for education, research and other non-commercial purposes only.
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
Our lead product candidate, BPX-501, is an adjunct therapy for HSCT with alternative donors that is designed to provide improved outcomes through enhanced time to reconstitution of the immune system and address the safety risks of GvHD and susceptibility to infections. The current standard-of-care that addresses some of the safety challenges associated with HSCT, primarily GvHD, is high-

dose steroids. We are aware of other companies that are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V. and Molecular Medicine S.p.A.
T-cell based treatments for cancer, such as CAR-T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. BPX-601, BPX-701 and BPX-401, based on our CIDeCAR and Go-CART technologies may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including Adaptimmune Limited, bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology.
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
The FDA regulates human cells, tissues, and cellular and tissue-based products, or HCT/Ps, under a two-tiered framework, based on risk categorization. Higher-risk HCT/Ps are regulated as biologics. Manufacturers of biologics are subject to extensive government regulation. For example, such products must complete extensive clinical trials, which must be conducted pursuant to an effective investigational new drug application, or IND. The FDA must review and approve a BLA before a new biologic may be marketed.
The FDA considers our investigational products to be “combination products” because our products involve a biologic, the engineered cells, that is intended to be used with a small molecule chemical drug, rimiducid. In general, biologics such as our engineered cells are regulated through FDA’s Center for Biologics Evaluation and Research, or CBER, while synthetic drugs are regulated through FDA’s Center for Drug Evaluation and Research, or CDER. When FDA encounters a combination product such as our products, the agency determines which of the two centers will have primary responsibility for regulating the product by determining the primary mode of action for the product. In this case, we believe that the cellular component of the combination contributes the primary mode of action and, as a result, that FDA will regulate our investigational products as biologics, through CBER.
Government authorities in the United States, at the federal, state and local levels, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.
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
Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor must resolve FDA’s outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials.
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
Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.
Federal law requires that we register all of our clinical trials on a publicly accessible website, and accordingly we disclose information on our clinical trials on www.clintrials.gov. We must also provide results information for most of our clinical trials, other than Phase 1 clinical trials.

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
On February 22, 2016, we announced that the FDA granted orphan drug designation for the combination of BPX-501 genetically modified T cells and activator agent rimiducid as "replacement T-cell therapy for the treatment of immunodeficiency and graft versus host disease, or GvHD, after allogeneic hematopoietic stem cell transplant." BPX-501 is an adjunct T-cell therapy incorporating our proprietary CaspaCIDe safety switch.
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
In 2012, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation requires preliminary clinical evidence that may demonstrate substantial improvement on a clinically significant endpoint over available therapies. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance, organizational commitment, and other potential actions to expedite review. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such product. Even if a Breakthrough Therapy Designation is granted, it may be rescinded if the product no longer meets the qualifying criteria.
Where applicable, we plan to request Fast Track and Breakthrough Therapy Designation for our product candidates, including BPX-501, BPX-601, BPX-701 and BPX-401. Even if we receive one or both of these designations for our product candidates, the FDA may later decide that our product candidates no longer meets the conditions for qualification. In addition, these designations may not provide us with a material commercial advantage.
Post-Approval Requirements
Any product for which we receive FDA approval is subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as “off-label use”, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem it to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.
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
Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.
Other U.S. Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, the sunshine provisions of the Affordable Care Act, and similar state laws, each as amended.
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
The federal false claims laws, including but not limited to the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, that is, off-label, and thus non-reimbursable, uses.

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
Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and require that certain manufacturers and group purchasing organizations report annually certain ownership and investment interests held by physicians and their immediate family members.
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
Healthcare Reform
In March 2010, President Obama signed the Affordable Care Act, which was intended to broaden access to health insurance, improve quality, and reduce or constrain the growth of healthcare spending among other health policy reforms. The Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers, and continues to significantly impact the pharmaceutical and biotechnology industry. The Affordable Care Act has changed existing government healthcare programs and resulted in the development of new programs.
Among the Affordable Care Act’s provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

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

Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future. We anticipate that the Affordable Care Act will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
There have also been changes to the reimbursement landscape in the U.S. since the passage of the Affordable Care Act. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products and/or additional pricing pressure. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.
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
Employees
As of December 31, 2015, we had 72 employees, all of whom were full-time, 59 of whom were engaged in research and development activities and 13 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in December 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, or (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References to “emerging growth company” in this Annual Report on Form 10-K have the meaning associated with it in the JOBS Act.

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
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each period since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2015 and 2014, we reported a net loss of $48.5 million and $84.0 million, respectively.
As of December 31, 2015, we had an accumulated deficit of $161.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates, including for BPX-501, may not be predictive of the results of later-stage clinical trials. We expect there may be greater variability in results for cellular immunotherapy products processed and administered on a patient-by-patient basis, like all of our CID technology-based development and product candidates, than for “off-the-shelf” products, like many drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier clinical trials. Most product candidates that commence clinical trials are never approved as products.

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
Even if the clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
We may not be successful in our efforts to use and expand our CID platform to build a pipeline of product candidates and develop marketable products.
We believe that our CID platform, which serves as the foundation of our CaspaCIDe, CIDeCAR and GoCAR-T technologies, can be further leveraged to discover other novel technologies, therapeutic applications and market opportunities. For example, we are currently conducting research in applying our platform TCR therapies for solid tumors, where immune toxicities associated with treatment are even more severe than CAR-T therapies. We are also developing new molecular switches and two-switch systems to provide greater control over cellular immunotherapy. We are at a very early stage of development and our platform has not yet, and may never lead to, approved or marketable products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including for reasons related to their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners to conduct our preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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
In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population, for example, patients with CD19-expressing cancers, such as ALL, CLL and non-Hodgkin’s lymphomas, and patients with orphan inherited blood disorders. Our clinical trials will compete with other companys' clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than enroll patients in any of our future clinical trials. Patients may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.
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
BPX-501 and certain of our other CaspaCIDe product candidates are being used by third parties in clinical trials for which we are collaborating or in clinical trials which are completely independent of our development program. We have little to no control over the conduct of clinical trials. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive FDA approval for BPX-501 or any other CaspaCIDe product candidate and a new and serious safety issue is identified in connection with clinical trials conducted by third parties, the FDA and other regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize our product.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Financial Officer and Treasurer and our Chief Operating Officer and Executive Vice President of Clinical Development. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
As of December 31, 2015, we had 72 employees. As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•
managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and improving our operational, financial and management controls, reporting systems and procedures.

There are a small number of individuals with experience in cell therapy and the competition for these individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. The services of independent organizations, advisors and consultants may not continue to be available to us on a timely basis when needed, and we may not be able to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
In addition to expanding our organization, we are increasing the size of our facility and building out our development and manufacturing capabilities, which requires significant capital expenditures. If these capital expenditures are higher than expected, it may adversely affect our financial condition and capital resources. In addition, if the increase in the size of our facility is delayed, it may limit our ability to rapidly expand the size of our organization in order to meet our corporate goals.

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

As of December 31, 2015, we had cash and cash equivalents of approximately $70.2 and total investments in marketable securities of $80.1 million. We believe that cash and cash equivalents and investments in marketable securities, or a total of $150.3 million, will be sufficient to fund our operations through 2017.

We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to significant risk on these funds. We have no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We expect to require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.
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
We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the sale of securities from our registration statement on Form S-3 recently filed with the Securities and Exchange Commission, the ownership interests of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.
We need to oversee manufacturing of a complex supply chain of cellular therapy product candidates, viral vectors and small molecule drugs.
Because of the complex nature of our products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and appropriate manufacturing personnel. The supply chain for these components is separate and distinct, and no single manufacturer can supply more than one component of each of our products. Additionally, it is likely that the cell therapy products will need to be made within an appropriate geographic location for the area in which the products will be utilized, so one cell therapy manufacturing facility may not be able to supply diverse geographic areas. Any lack of capabilities to store, freeze, thaw and infuse our cell therapies would adversely affect our business and prospects.

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
We expect to create our own manufacturing facility for supply of U.S. clinical and/or commercial cell therapy product candidate requirements, but we may not be able to do so.

We have leased space and initiated work for the design and build out of manufacturing space at our headquarters building in Houston, Texas. Our intent to create internal manufacturing infrastructure will rely upon finding personnel with an appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to find these individuals, we may need to rely on external contractors longer than anticipated, and train additional personnel to fill the needed roles. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.
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
We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. It is possible that, following a strategic transaction or license, we may not achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.
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
Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement. We are particularly susceptible to this risk because we are pursuing clinical and preclinical development program in each of our CaspaCIDe, CIDeCAR and GoCAR-T technologies. Resources spent on one of these programs could result in fewer resources to further develop the other programs.
We have limited information available regarding the ultimate cost of our products, and cannot estimate what the cost of our products will be upon commercialization, should that occur.
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates, including BPX-501. As a result, we may never be able to develop a commercially viable product. Because of the patient-specific nature of our manufacturing process, it is not amenable to traditional “scale up” to manufacture larger lots as is performed for traditional drugs and biological agents.
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

•
the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians and their immediate family members; and

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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop, alone or with corporate collaborators. We currently carry $10.0 million of product liability insurance covering our clinical trials, with other coverage limits as appropriate for certain foreign jurisdictions. Although we maintain such insurance, our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial public offering in December 2014, our most recent private placements and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership.
As of December 31, 2015, we had gross federal income tax net operating loss, or NOL, carry forwards of $83.0 million and federal research tax credits of $2.5 million. The NOL carryforwards will expire beginning in 2025, if not utilized.
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

Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the United States National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s independent institutional review board, or IRB, and its Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
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
Our ongoing and planned Phase 1 and Phase 1/2 clinical trials of BPX-501 are designed to show enhanced immune system recovery in patients following a mismatched allogeneic (donor cells as opposed to the patient’s own cells) HSCT. Following the completion of those clinical trials, and if the results are satisfactory, we plan to meet with regulators in the U.S. and Europe to discuss our clinical trial design that could serve as the registration trial for BPX-501 in that indication. We, or our institutional collaborators, are conducting and planning additional Phase 1 and Phase 1/2 clinical trials of BPX-501 designed to evaluate BPX-501 as a treatment for patients with recurrent disease (relapse) after an allogeneic HSCT. Following the completion of those clinical trials, and if the results are satisfactory, we plan to meet with US and European regulators to discuss whether our planned clinical trial design could serve as the registration trial for our BLA for BPX-501 in that indication. However, the general approach for regulatory marketing approval of a new biologic or drug is dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that a single Phase 3 clinical trial strategy is warranted given the limited alternatives for patients for which BPX-501 therapy is potentially beneficial, but the regulatory authorities may ultimately require more than one Phase 3 clinical trial and may limit clinical trial designs allowed to serve as a registration trial.
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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In those countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted in the United States. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future.
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will stay in effect through 2025 unless Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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
Our target patient populations are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (for example, reimbursement for administration of our product candidates to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.
Risks Related to Our Intellectual Property
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. Technology that we license from others includes rimiducid, which is the small molecule activating agent that forms a part of our current and future product candidates and that we license from ARIAD. ARIAD may terminate or modify our license upon a material breach by us that remains uncured following the date that is 30 days after written notice of a payment breach and 90 days for any other breach, and effective immediately upon certain insolvency events. In addition, ARIAD in-licenses some of the intellectual property rights it licenses to us. To the extent ARIAD fails to meet its obligations under its license agreements, which we are not in control of, we may lose the benefits of our license agreement with ARIAD. We license from Baylor College of Medicine, or Baylor, certain intellectual property related to methods for activating antigen presenting cells, to certain genetic constructs and to certain methods for inducing apoptosis. Baylor may terminate or modify our licenses in the event of a material breach by us that remains uncured following the date that is 90 days after written notice of such breach or upon certain insolvency events that remain uncured following the date that is 30 days following written notice of such insolvency event. In addition, we have funded certain of our ongoing clinical development and will fund certain of our future clinical development with funds from the State of Texas. The State of Texas may have rights to commercialize the results of those clinical trials if it determines that we have failed, after notice and an opportunity to cure, to use diligent and commercially reasonable efforts to commercialize or otherwise bring to practical application the results of the funded clinical trials. We are also dependent on our license agreements with Agensys with respect to BPX 601, Leiden with respect to BPX 701 and BioVec with respect to making retrovirus for all of our programs. The termination of any of these licenses could have a material adverse affect on our business.
Any termination of these agreements, or other agreements to which we are a party could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See “Item 1. Business—Our License Agreements” for additional information regarding our license agreements.

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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, it is possible that patent applications in our portfolio may not be the first filed patent applications related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For United States applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law with the passage of the America Invents Act (2012) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the U.S. This will require us to be cognizant going forward of the time from invention to filing of a patent application.
Patent coverage on the dimerization molecule rimiducid, expired in February 2016. Therefore, any additional barriers to entry for competitors to use rimiducid may not be effective in preventing such use. There remain significant questions regarding how the FDA will interpret the ‘biosimilar’ provisions recently added to the Public Health Service Act as applied to complex biological products such as our investigational products. Depending on how the FDA ultimately interprets these provisions, if our investigational products incorporating rimiducid receive FDA approval through a combination product BLA, then a biosimilar of these combination products could be approved by the FDA 12 years from the date that we receive FDA approval for our application. In addition, if a third party were able to obtain FDA approval of a new drug application for rimiducid on its own, then it is possible that other third parties could later seek approval of an abbreviated new drug application for rimiducid.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform, new procedures including inter parties review and post grant review have been implemented. As stated above, this reform is untried and untested and will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.
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
Also, while we are aware there are third party patents having claims that may be considered relevant to BPX-401 and BPX-601 technologies for which we are seeking, or plan to seek, regulatory approval, we believe those patents have a patent term that may expire prior to the time we expect to obtain regulatory approval for these technologies. The estimated expiration dates for those patents were determined according to information on the face pages of the patents, and certain factors that could influence patent term, such as patent term adjustment and patent term extension, for example, were not factored into these estimates. Accordingly, the estimated expiration dates of those patents may not be accurate and one or more of those patents may not expire before we obtain regulatory approval for an applicable technology. Owners or licensees of one or more of those patents may bring a patent infringement suit against us. If one or more of those patents are asserted against us, we may be able to assert a defense for a safe harbor to patent infringement under 35 U.S.C. 271(e)(1) if certain requirements are met. It is possible that (1) certain of these requirements may not be met, and/or (2) one or more of the third party patents might expire after one or more of our technologies obtain regulatory approval, and consequently we may not successfully assert such a defense to patent infringement. If we are unsuccessful in asserting a defense under 35 U.S.C. 271(e)(1), it is possible we may not prevail in defending against claims of infringement and/or challenging the validity of claims in those patents. We may not successfully develop alternative technologies or enter into agreements by which we obtain rights to applicable patents. These rights, if necessary, may not be available on terms acceptable to us.
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
We may not be able to successfully complete negotiations and ultimately acquire the rights to the intellectual property that we may seek to acquire in the future.
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
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art and that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patents directed to our product candidates. A loss of patent rights could have a material adverse impact on our business.
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
Risks Related to Ownership of our Common Stock
The price of our stock may be volatile and you could lose all or part of your investment.
Prior to our December 2014 initial public offering, there was no public market for our common stock. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including market conditions in general and a limited trading volume for our shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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
As of February 16, 2016, our executive officers, directors and 10% stockholders beneficially owned approximately 38.6% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, or (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles (US GAAP) or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
We incur significant increased costs as a result of operating as a new public company, and our management will be required to devote substantial time to new compliance initiatives.
We completed our initial public offering on December 23, 2014. As a new public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation but it is possible that we will be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and recently filed shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we recently filed with the Securities and Exchange Commission. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Any such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.
We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
Our management has broad discretion in the application of the net proceeds from our December 2014 initial public offering. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of our common stock. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our recently completed initial public offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our recently completed initial public offering in ways that enhance stockholder value, we may fail to achieve financial results, which could cause our stock price to decline.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts that cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.  Unresolved Staff Comments
None.

ITEM 2.  Properties
We lease an aggregate of approximately 62,067 square feet of space in Houston, Texas, which consists of a 35,250 square foot facility for administrative and research and development activities under a lease that expires in January, 2020, and a 26,817 square foot facility for in-house cell therapy manufacturing activities under a lease that expires in August 2020. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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
Our common stock began trading on The NASDAQ Global Market on December 18, 2014 under the symbol “BLCM.” Prior to such time, there was no public market for our common stock.
The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2014
Fourth Quarter (commencing December 18, 2014)	$27.38	$18.20

Year Ended December 31, 2015
First Quarter	$33.63	$19.73
Second Quarter	$29.33	$20.20
Third Quarter	$21.71	$13.66
Fourth Quarter	$23.84	$12.25
Holders of Record
As of February 29, 2016, there were approximately 49 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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

Stock Performance Graph
The following stock performance graph illustrates a comparison of the total cumulative stockholder return on our common stock since December 18, 2014, which is the date our common stock first began trading on the NASDAQ Global Market, to two indices: the NASDAQ Composite Index (^IXIC), and the NASDAQ Biotechnology Index (^NBI). The graph assumes an initial investment of $100 on December 18, 2014 and assumes reinvestment of the full amount of all dividends, if any. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

	Cumulative Total Return date ended
	12/18/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
	(Inception)
Bellicum	$100.00	$94.34	$86.60	$59.16	$82.53
Nasdaq Composite	$100.00	$111.41	$119.70	$98.16	$109.66
Nasdaq Biotechnology	$100.00	$104.00	$105.82	$98.04	$106.26

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.
Recent Sales of Unregistered Securities
In December 2015, we issued 355,361 shares of its common stock to the Texas Treasury Safekeeping Trust Company (a transferee of the Office of the Governor - Economic Development and Tourism), pursuant to the cashless exercise provision of a warrant to purchase shares of our common stock issued to the State of Texas on September 27, 2007. We did not receive any cash or other consideration.
The issuance of the shares of our common stock was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act as a transaction involving the exchange of a security by the issuer with an existing security holder.
Use of Proceeds
On December 17, 2014, we commenced our initial public offering pursuant to a registration statement on Form S-1 (File No. 333- 200328) that was declared effective by the SEC on December 17, 2014 and that registered an aggregate of 7,350,000 shares of our common stock for sale to the public at a price of $19.00 per share. In addition, at the closing of our initial public offering on December 23, 2014, the underwriters exercised their over-allotment option to purchase 1,102,500 additional shares of our common stock in the initial public offering at the public offering price of $19.00 per share, for an aggregate offering price of $160.6 million. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $146.3 million.
The net proceeds from our initial public offering have been invested in highly-liquid money market funds and investment securities. As of December 31, 2015, we estimate that $41.2 million of the net proceeds from our initial public offering have been utilized to fund our clinical programs and working capital, including general operating expenses, as further described Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.  Selected Financial Data
The following selected financial data should be read in conjunction with our audited financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Annual Report. Amounts are in thousands, except share and per share data.
We derived the statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included in this annual report. We derived the statements of operations data for the years ended December 31, 2012 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share data)
Statement of Operations:
Grant revenues	$282	$1,780	$1,941	$1,470
Operating expenses:
Research and development	33,561	12,071	7,899	6,156
License fees	3,184	—	—	—
ARIAD restructuring costs	—	43,212	—	—
General and administrative	12,672	4,335	1,964	1,583
Total operating expenses	49,417	59,618	9,863	7,739
Loss from operations	(49,135)	(57,838)	(7,922)	(6,269)
Interest income	641	35	4	7
Interest expense	(12)	(1,791)	(51)	(1)
Loss on disposal of assets	(42)	—	—	—
Change in fair value of warrant liability	—	(24,371)	—	—
Net loss	$(48,548)	$(83,965)	$(7,969)	$(6,263)
Preferred stock dividends	—	(1,432)	(1,093)	(757)
Net loss attributable to common stockholders	$(48,548)	$(85,397)	$(9,062)	$(7,020)
Basic and diluted net loss per share	$(1.84)	$(34.04)	$(5.05)	$(4.26)
Weighted average common shares outstanding— basic and diluted	26,346,603	2,508,960	1,795,992	1,648,198

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investment securities	$150,365	$191,602	$11,168	$1,632
Working capital	89,445	189,586	9,963	256
Total assets	160,406	195,794	14,942	5,186
Convertible preferred stock	—	—	39,926	21,658
Accumulated deficit	(161,492)	(112,944)	(28,979)	(21,010)
Total stockholders’ equity (deficit)	152,017	191,636	(28,152)	(19,473)

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis together with “Item 6. Selected Financial Data” and our financial statements and related notes included in "Item 8 - Financial Statements and Supplementary Data" in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

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

We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including hematopoietic stem cell transplantation, or HSCT, chimeric antigen receptor T cell therapy, or CAR-Ts, and T cell receptors, or TCRs. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections due to the lack of an effective immune system following a transplant. CAR-T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs, or TCRs which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR-T cell therapies. These toxicities include instances in which the CAR-T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome”, frequent transient neurologic toxicities and cases in which they have attacked healthy organs as well as the targeted tumor, sometimes resulting in death. In solid tumors, where the behavior of CAR-T cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced CAR-T cell approaches called “armored CARs” that raise even greater safety concerns.

Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells, and an “activation switch,” designed to stimulate activation and in some cases proliferation of the immunotherapy cells. Each of our technologies incorporates one of these switches, for enhanced, real time control of safety and efficacy:

•
CaspaCIDe is our safety switch, incorporated into our HSCT, and in certain of our CAR-T or TCR, product candidates, where it is inactive unless the patient experiences a serious side effect. In that event, rimiducid is administered to fully or partially eliminate the cells, with the goal of terminating or attenuating the therapy and resolving the serious side effect.

•
CIDeCAR consists of CAR-T cells modified to include the signaling domains of two proteins, MyD88 and CD40. Together, these form our proprietary dual co-stimulatory domain, or MC, which is designed to activate T cells. Incorporation of CaspaCIDe in a CIDeCAR product candidate is intended to allow the enhanced potency of MC co-stimulation to be deployed safely in patients.

•
GoCAR-T consists of CAR-T cells that are modified to include MC. In contrast to CIDeCAR, MC is structured in GoCAR-T as a rimiducid-driven molecular switch, separate from the chimeric antigen receptor. GoCAR-T is designed to allow control of the activation and proliferation of the CAR-T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses and/or reducing the dosage per infusion.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our lead clinical product candidate is described below.

•
BPX-501. We are developing a CaspaCIDe product candidate, BPX-501, as an adjunct T-cell therapy administered after allogeneic HSCT. BPX-501 is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HSCT procedure. BPX-501 addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of uncontrolled GvHD.

In addition, our preclinical product candidates are designed to overcome the current limitations of CAR-T and TCR therapies and include the following:

•
BPX-701 is a CaspaCIDe-enabled natural high affinity T cell receptor, or TCR, product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. Initial planned indications for BPX-701 development are Refractory or Relapsed Acute Myeloid Leukemia, or AML, and Myelodysplastic Syndromes, or MDS, with an additional study planned for metastatic uveal melanoma. Each of these is an orphan indication where PRAME is highly expressed and for which current treatment options are limited.

•
BPX-601 is a GoCAR-T product candidate containing our proprietary iMC, inducible MyD88/CD40, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T-cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. The initial planned indication for BPX-601 development is non-resectable pancreatic cancer.

•	BPX-401 is a CIDeCAR product candidate incorporating our proprietary MC co-stimulatory domain and the CaspaCIDe safety switch, designed to target blood cancers expressing CD19.
On January 11, 2016, we submitted required documentation, including clinical trial protocols, for BPX-701 and BPX-601 for review by the National Institutes of Health, or NIH, Recombinant DNA Advisory Committee (RAC). Public review of those programs occurred at the RAC Meeting on March 9, 2016.
We expect to file Investigational New Drug Applications, or INDs, for our three most advanced CAR T and TCR adoptive cell therapy product candidates. INDs for BPX-601 and BPX-701 are expected to be filed during the first half of 2016 and BPX-401 during the second half of the year. Our IND-enabling activities for each of these preclinical product candidates include manufacturing key components and developing a robust process to produce cell products that comply with regulations of the FDA and other regulatory agencies. We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality. This process is currently being implemented by our third-party contract manufacturers to produce BPX-501 for our clinical trials. We expect to leverage this process, as well as our resources, capabilities and expertise for the manufacture of our CAR-T and TCR product candidates. We expect to begin enrolling patients in Phase 1 trials of BPX-701 and BPX-601 in mid-2016, and BPX-401 in the second half of 2016.

Recent Developments
On March 10, 2016, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as agent and a lender, Hercules Technology II, L.P., as a lender and Hercules Technology III, L.P., as a lender, under which we borrowed $15.0 million on the Closing Date and may borrow an additional $5.0 million on or prior to September 15, 2016. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee, and our achievement of specified milestones in the Loan Agreement, we may borrow an additional $10.0 million through March 15, 2017. We intend to use the proceeds received under the Loan Agreement for funding the build out of our manufacturing facilities and general corporate purposes.
License Agreement - Agensys, Inc. (Agensys)
On December 10, 2015, we entered into a license agreement with Agensys whereby Agensys granted us an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1, or PSCA, and related antibodies. We also granted Agensys a non-exclusive, fully paid license to our patents directed to inventions that were made by us in the course of developing our licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon our other proprietary technology, to non-therapeutic applications of antibodies not used within the field. For more information, see Note 12 to the financial statements included herein.

License Agreement - BioVec
On June 10, 2015, we entered into an agreement in which BioVec agreed to supply us with certain proprietary cell lines and granted to us a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. See Note 12 to the financial statements included herein.
License Agreement - Leiden
On April 23, 2015, we entered into a license agreement with Academisch Ziekenhuis Leiden, or Leiden, whereby Leiden granted to us an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting preferentially-expressed antigen in melanoma, or PRAME, and POU2AF1 epitopes. The license granted under the Leiden Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to us of such academic research collaborations. For more information, see Note 12 to the financial statements included herein.
Lease Agreement
In May 2015, we entered into a lease agreement for approximately 27,000 additional square feet of space at our corporate headquarters for the manufacture of BPX-501 for clinical studies and to support the development of our expanding pipeline of TCR and CAR-T adoptive cell therapy product candidates. For more information, see Note 12 to the financial statements included herein.

Financial Operations Overview
Grant Revenue
Cancer Research Institute of Texas (CPRIT)
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
During 2011, we entered into a grant agreement with CPRIT for approximately $5.7 million covering a three year period from July 1, 2011 through June 30, 2014. The grant initially allowed us to receive funds in advance of costs and allowable expenses being incurred. On a quarterly basis, we were required to submit a financial reporting package outlining the nature and extent of reimbursed costs under the grant. At the end of each period, any excess funds received in advance, or paid prior to reimbursement resulted in a deferred liability or grant receivable. The CPRIT grant expired as of June 30, 2014.
NIH Grant
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
In the future, we may generate revenue from a combination of product sales, government or other third-party grants, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to conduct our ongoing and planned clinical trials for BPX-501, BPX-701, BPX-601 and BPX-401 and as we selectively develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient clinical trial costs;

•	the number of patients that participate in the clinical trials;

•	the number of sites included in the clinical trials;

•	the process of collection, differentiation, selection and expansion of immune cells for our cellular immuno-therapies;

•	the countries in which the clinical trials are conducted;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidates.

The following table indicates our research and development expense by project/category for the periods indicated:

	2015	2014	2013	2012	Total Inception To Date Through December 31, 2015
Program	(in thousands)
BPX-201	$2,528	$2,056	$1,563	$1,943	$9,164
BPX-401	1,686	—	—	—	1,686
BPX-501	13,602	6,041	3,062	2,240	25,631
BPX-601	940	—	—	—	940
BPX-701	1,093	—	—	—	1,093
General	13,712	3,974	3,274	1,973	30,779
Total	$33,561	$12,071	$7,899	$6,156	$69,293
The potential for success of any product candidate depends on numerous factors, including competition, manufacturing capability and commercial viability. We consider which programs to pursue and how much to fund each program based on scientific, clinical and competitive factors, as well as an assessment of each product candidate’s commercial potential

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters, insurance costs and professional fees for consultancy, legal, accounting, audit and investor relations.
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates and the increased costs of operating as a public company. These increases are expected to include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs.
Other Income (Expense)
Other income (expense), net consists of interest income, interest expense, loss on the disposition of fixed assets and the change in the fair value of a warrant liability.

Results of Operations
Comparison of the Years Ended December 31, 2015 and 2014
The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	Change
	(in thousands)
Grant revenues	$282	$1,780	$(1,498)
Operating expenses:
Research and development	33,561	12,071	21,490
License fees	3,184	—	3,184
ARIAD license restructuring	—	43,212	(43,212)
General and administrative	12,672	4,335	8,337
Total operating expenses	49,417	59,618	(10,201)
Loss from operations	(49,135)	(57,838)	8,703
Other income (expense):
Interest income	641	35	606
Interest expense	(12)	(1,791)	1,779
Change in fair value of warrant liability	—	(24,371)	24,371
Loss on disposition of fixed assets	(42)	—	(42)
Total other income (expense)	587	(26,127)	26,714
Net loss	$(48,548)	$(83,965)	$35,417
Grant Revenues
Grant revenues were $0.3 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease in grant revenues was primarily due to the expiration of our grant award from Cancer Prevention and Research Institute of Texas in June 2014.

Research and Development Expenses
Research and development expenses were $33.6 million and $12.1 million for the years ended December 31, 2015 and 2014, respectively. The $21.5 million increase in research and development expenses for the twelve months ended December 31, 2015, was due to an increase in costs related to BPX-501 of $7.6 million, primarily due to the increase in clinical and manufacturing costs as a result of increased patient enrollment in our clinical trials. The increase in research and development expenses was also due to an increase of $3.7 million in costs related to our preclinical product candidates, BPX-701, BPX-601 and BPX-401, primarily related to IND enabling activities; and the increase of $9.7 million in general research and development costs comprised of $6.3 million in personnel costs, $2.7 million in allocated overhead costs and $0.7 million in other costs.
Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense in the year ended December 31, 2015. The amounts for the year ended December 31, 2014 have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the twelve months ended December 31, 2014 was to increase research and development expense and reduce general and administrative expense by $1.1 million with no change in total operating expense or net loss.
License fees
License fees were $3.2 million for the year ended December 31, 2015, compared to no license fees in 2014. The increase in license fees was primarily due to our new license agreement with Agensys, as consideration for the rights granted to us under the agreement, whereby we paid Agensys a non-refundable upfront fee of $3.0 million. For more information, see Note 12 to the financial statements included herein.
ARIAD License Restructuring
On October 3, 2014, we entered into an omnibus amendment agreement with ARIAD, under which we agreed to make payments of $50.0 million in exchange for an expansion of the license field, the termination of all obligations to make milestone and royalty payments to ARIAD in the future and the return of 677,463 shares of our common stock that ARIAD held.
In connection with the amendment, we made an initial payment of $15.0 million and issued a promissory note to ARIAD for a principal amount of $35.0 million. Per the promissory note terms, the principal would not accrue interest unless we were in default, in which case it would accrue at a rate of 10% per annum. In December 2014 following our IPO, we paid the remaining $35.0 million and ARIAD returned all 677,463 shares of our common stock that ARIAD held. The license transaction was valued on the date of the transaction and the note was discounted to fair market value at a 10% rate. This resulted in license expense of $43.2 million, repurchase of our common stock for $5.1 million, and interest expense of $1.7 million. We have recorded the returned shares of common stock as treasury stock. For more information, see Note 11 to the financial statements included herein.
General and Administrative Expenses
General and administrative expenses were $12.7 million and $4.3 million for the years ended December 31, 2015 and 2014, respectively. The increase of $8.4 million in 2015 was due to our overall growth and public company related costs, including an increase in personnel, legal and accounting expenses and costs related to facilities, insurance and travel.
Other Income (Expense)
Other income (expense) was $0.6 million and $(26.1) million for the years ended December 31, 2015 and 2014, respectively. The $26.7 million decrease in other expense in 2015 was primarily due to the change in fair value of a warrant liability of $24.4 million and imputed interest expense from the ARIAD license restructuring of $1.7 million. In connection with our August 2014 issuance of Series C convertible preferred stock, Bellicum issued warrants to purchase 6,559,598 shares of Series C convertible preferred stock with an exercise price of $6.00 per share, which were convertible into 3,858,549 common shares. The fair value of the warrants on the date of issuance of $9.4 million, as determined using the Black-Scholes option-pricing model, was recorded as a warrant liability. The Series C warrants were revalued at the time of exercise in December 2014 to $33.8 million. The increase in the calculated fair value from the issuance date to the remeasurement dates resulted in non-cash expense of $24.4 million in 2014. As all the warrants were either exercised or expired in December 2014, there were no future charges in connection with the warrants in 2015. Interest income in 2015 was a result of substantially higher levels of cash and investments.

Comparison of the Years Ended December 31, 2014 and 2013
The following table sets forth our results of operations for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Grant revenues	$1,780	$1,941	$(161)
Operating expenses:
Research and development	12,071	7,899	4,172
ARIAD license restructuring	43,212	—	43,212
General and administrative	4,335	1,964	2,371
Total operating expenses	59,618	9,863	49,755
Loss from operations	(57,838)	(7,922)	(49,916)
Other income (expense):
Interest income	35	4	31
Interest expense	(1,791)	(51)	(1,740)
Change in fair value of warrant liability	(24,371)	—	(24,371)
Total other expense	(26,127)	(47)	(26,080)
Net loss	$(83,965)	$(7,969)	$(75,996)

Grant Revenues
Grant revenues were $1.8 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. The decrease in grant revenues in 2014 was primarily due to the expiration of of our grant award from Cancer Prevention and Research Institute of Texas in June 2014.
Research and Development Expenses
Research and development expenses were $12.1 million and $7.9 million for the years ended December 31, 2014 and 2013, respectively. The increase in research and development expenses in 2014 was primarily due to an increase in manufacturing of $2.0 million and clinical expenses of $0.8 million as a result of increased patient enrollment in our clinical trials for BPX-501 and BPX-201.
Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense for the year ended December 31, 2015. The results for the year ended December 31, 2014 and 2013, have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the years ended December 31, 2014 and 2013, was to increase research and development expense and reduce general and administrative expense by $1.1 million and $0.8 million, respectively, with no change in total operating expense or net loss.
ARIAD License Restructuring
On October 3, 2014, we entered into an omnibus amendment agreement with ARIAD, under which we agreed to make payments of $50.0 million in exchange for an expansion of the license field, the termination of all obligations to make milestone and royalty payments to ARIAD in the future and the return of 677,463 shares of our common stock that ARIAD held.
In connection with the amendment, we made an initial payment of $15.0 million and issued a promissory note to ARIAD for a principal amount of $35.0 million. Per the promissory note terms, the principal would not accrue interest unless we were in default, in which case it would accrue at a rate of 10% per annum. In December 2014 following our IPO, we paid the remaining $35.0 million and ARIAD returned all 677,463 shares of our common stock that ARIAD held. The license transaction was valued on the date of the transaction and the note was discounted to fair market value at a 10% rate. This resulted in license expense of $43.2 million, repurchase of our common stock for $5.1 million, and interest expense of $1.7 million. We have recorded the returned shares of common stock as treasury stock. For more information, see Note 11 to the financial statements included herein.
General and Administrative Expenses
General and administrative expenses were $4.3 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively. The increase of $2.3 million in 2014 in general and administrative expenses was due to our overall growth and public company related costs, including an increase in personnel, legal and accounting expenses and costs related to facilities, insurance and travel.
Other Income (Expense)
Other expense was $26.1 million and $47,000 for the years ended December 31, 2014 and 2013, respectively. The increase in other expense is primarily due to the change in fair value of warrant liability of $24.4 million and imputed interest expense from the ARIAD license restructuring of $1.7 million. In connection with the August 2014 issuance of Series C convertible preferred stock, Bellicum issued warrants to purchase 6,559,598 shares of Series C convertible preferred stock with an exercise price of $6.00 per share which were convertible into 3,858,549 common shares. The fair value of the warrants on the date of issuance of $9.4 million, as determined using the Black-Scholes option-pricing model, was recorded as a warrant liability. The Series C warrants were revalued both at September 30, 2014 to $10.6 million, and again revalued at the time of exercise in December 2014 to $33.8 million. The increase in the calculated fair value from the issuance date to the remeasurement dates resulted in non-cash expense of $24.4 million in 2014. As all the warrants were either exercised or expired in December 2014, there will be no future charges in connection with the warrants.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of December 31, 2015, we had cash, cash equivalents and investment securities of $150.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
In August 2014, we completed a private placement of 10,091,743 shares of Series C convertible preferred stock and warrants to purchase up to 6,559,598 shares of Series C convertible preferred stock and received gross proceeds of $55.0 million, resulting in net proceeds of $51.5 million. The warrants had an exercise price of $6.00 per share. The warrants provided for automatic termination upon the date immediately following the date of effectiveness of our registration statement on Form S-1 in connection with our initial public offering. As a result, substantially all of such warrants were exercised in December 2014. We received gross proceeds of approximately $39.1 million from the exercise of warrants, resulting in net proceeds of $38.4 million. See Note 8 to the financial statements included herein.
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
On January 15, 2016, we filed a shelf Registration Statement on Form S-3 (File No. 333-209012), or the Shelf Registration Statement, to enable us to sell securities from time to time as described in the prospectus in one or more offerings up to a total aggregate offering price of $150,000,000. The SEC declared the Shelf Registration Statement effective on February 1, 2016.

On March 10, 2016, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as agent and a lender, Hercules Technology II, L.P., as a lender and Hercules Technology III, L.P., as a lender, under which we borrowed $15.0 million on the Closing Date and may borrow an additional $5.0 million on or prior to September 15, 2016. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee, and our achievement of specified milestones in the Loan Agreement, or the Milestones, we may borrow an additional $10.0 million through March 15, 2017. We intend to use the proceeds received under the Loan Agreement for funding the build out of our manufacturing facilities and general corporate purposes.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. Specifically, in 2016 we expect to use capital to build our U.S. manufacturing facilities to support our clinical programs and early commercial supply requirements for BPX-501.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaboration arrangements, such as strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. Any of these actions could harm our business, results of operations and future prospects.

Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2015, which included the net proceeds from our 2014 initial public offering, will enable us to fund our operating expenses and capital expenditure requirements through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of BPX-501, BPX-701, BPX-601, BPX-401 and any other product candidates;

•	continue the research and development of our product candidates;

•	seek to discover additional product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities and facilities to commercialize products which receive regulatory approval;

•
enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts; and

•	incur additional costs associated with being a public company.
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(35,726)	$(57,308)	$(7,612)
Net cash used in investing activities	(86,453)	(804)	(366)
Net cash provided by financing activities	818	238,546	17,514
Net cash inflow (outflow)	$(121,361)	$180,434	$9,536
Operating Activities
Net cash used in operating activities of $35.7 million for the year ended December 31, 2015, was comprised of a net loss of $48.5 million, which included depreciation expense of $1.2 million and share-based compensation expense of $8.4 million. Net cash used in operating activities was also comprised of the following primary components: a decrease in interest and other receivables of $0.1 million, an increase in prepaid expenses and other current assets of $1.1 million, a decrease in other assets of $0.2 million, an increase in accounts payable of $0.9 million, an increase in accrued liabilities $2.8 million, and an increase in deferred costs of $0.4 million.
Net cash used in operating activities of $57.3 million for the year ended December 31, 2014 was comprised of a net loss of $84.0 million, which included depreciation expense of $0.7 million, share-based compensation expense of $0.9 million and a $24.4 million non-cash charge for the revaluation of the Series C Warrants. Net cash used in operating activities was also comprised of the following primary components: a decrease in grant receivables of $0.4 million, an increase in prepaid expenses and other current assets of $1.1 million, a decrease in other assets of $0.3 million, an increase in accounts payable of $0.7 million, an increase in accrued payroll of $0.3 million, and an increase in deferred manufacturing costs of $0.2 million.
Net cash used in operating activities was $7.6 million for the year ended December 31, 2013, which was derived from a net loss of $8.0 million, in addition to the following primary components: a decrease in prepaid expenses and other assets of $1.1 million, an increase in accounts payable, accrued payroll, and accrued liabilities of $0.7 million, a decrease in deferred revenue-grants of $1.0 million, and share-based compensation of $0.4 million.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 was $86.5 million, which was derived from the purchases of property and equipment of $5.4 million and the purchase of investment securities of $101.6 million, offset by proceeds from the sale of securities of $20.6 million in 2015.
Net cash used in investing activities for the year ended December 31, 2014 was $0.8 million, which was derived solely from the purchase of property and equipment.
Net cash used in investing activities for the year ended December 31, 2013 was $0.4 million, which was derived solely from the purchase of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2015 was $0.8 million, which was primarily derived from proceeds received from issuance of common stock.
Net cash provided by financing activities for the year ended December 31, 2014 was $238.5 million, which was derived from approximately $146.3 million in net proceeds from our December 2014 initial public offering, $101.5 million from the issuance of convertible preferred stock and the exercise of warrants, offset by $3.5 million of issuance costs, proceeds from the exercise of common warrants other than in our initial public offering of $0.3 million, payment of $5.1 million for repurchase of stock held by ARIAD, payments totaling $0.2 million for series B dividends, and proceeds from the line of credit of $0.4 million, which were offset by payments on the line of credit of $1.2 million. See Note 8 to the audited Financial Statements included herein.
Net cash provided by financing activities for the year ended December 31, 2013 was $17.5 million, which was derived from proceeds from issuance of preferred stock of $13.7 million, proceeds from notes payable of $3.5 million and proceeds from the line of credit of $0.6 million, offset by payments on the line of credit of $0.2 million.

Contractual Obligations
Our contractual obligations as of December 31, 2015 were as follows:

	(in thousands)
	Total	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
License agreements (1)	$141,010	$932	$5,310	$22,345	$112,423
Operating lease agreements (2)	8,415	1,857	3,853	2,705	—
Contract manufacturing arrangements (3)	4,006	3,808	174	24	—
Facility lease agreement (4)	1,368	1,368	—	—	—
Toxicology study agreements (5)	518	518	—	—	—
Sponsored research agreements (6)	228	119	109	—	—
Capital lease agreements (7)	235	42	84	84	25
Total contractual obligations	$155,780	$8,644	$9,530	$25,158	$112,448

(1)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by this license. The obligations listed in the table above represent estimates of when the milestones will be achieved. We cannot assure that the timing of the milestones will be completed when estimated or at all. See Note 12 to the financial statements included herein.

(2)
Operating lease agreements - The amounts above are comprised of two five-year lease agreements. The first lease will expire on January 31, 2020 and the second lease expires on August 31, 2020. See Note 12 to the financial statements included herein.

(3)
Contract manufacturing arrangements - We have entered into several manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(4)
Facility lease agreement - In March 2013 we entered into a two-year manufacturing facility agreement for cell processing for a clinical trial. In February 2015, the agreement was extended for an additional two years. Subsequently, in December 2015, the contract was terminated but expected to last an additional three months while BPX-201 clinical trials wind down.

(5)	Toxicology study agreements - In December 2015 we entered into an agreement for various toxicology studies which are estimated to be completed during 2016.

(6)
Sponsored research agreements - During 2015, we entered into two separate sponsored research agreements to undertake research which is of mutual interest to all parties. One agreement includes a commitment over 14 months and the other includes a commitment over a three-year period.

(7)	Capital lease agreements - During 2015, we entered into two office capital lease agreements covering a six year term. The commitment includes equipment, maintenance and supplies.

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
Revenue Recognition
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
Licenses and Patents
Licenses and patent costs are expensed as incurred. Costs related to the license of patents from third parties and internally developed patents are classified as research and development expenses. Legal costs related to patent applications and maintenance are classified as general and administrative expenses.
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
Share-Based Compensation
We account for share-based compensation by calculating the fair value of equity awards on the date of grant. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock is measured based on the fair market value of the underlying stock on the date of grant. If the awards are classified as liability awards, the fair value is remeasured at each reporting date and the compensation expense is adjusted accordingly. Additionally, we apply a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjust the expense as these awards vest. All of our current equity awards are service based awards and the stock-based compensation cost is being recognized over the requisite service period of the awards on a straight-line basis. Our share based compensation expense has increased due to the growth in the number of our employees and also due to the increase in the valuation of equity awards as a result of becoming a public company in December of 2014.

The following table sets forth the stock-based compensation expense included in our results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
General and administrative	$4,832	$386	$19
Research and development	3,577	525	372
Total	$8,409	$911	$391
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
We account for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015, 2014 and 2013, we had no uncertain tax positions and no interest or penalties have been charged to us for the years ended December 31, 2015, 2014 and 2013. If incurred, we will classify any interest and penalties as a component of interest expense and operating expense, respectively. We are subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2004 through 2015 remain open to examination by the U.S. Internal Revenue Service.

Recently Issued Accounting Pronouncements
See Note 2 to the Notes to Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" in this Annual Report for discussion regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
JOBS Act
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to realize income from our investments without assuming significant risk. To achieve our objectives, we invest our cash allocated to fund our short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. We invest the remainder of our cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities. As of December 31, 2015, we had cash, cash equivalents and investment in marketable securities of $150.4 million.
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

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2015:

Report of Independent Registered Public Accounting Firm
The Board of Directors of Bellicum Pharmaceuticals, Inc.
We have audited the accompanying balance sheets of Bellicum Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, redeemable and convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellicum Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Houston, Texas
March 14, 2016

Bellicum Pharmaceuticals, Inc.
Balance Sheets
(in thousands, except for par value and share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,241	$191,602
Investment securities, available for sale - short-term	23,820	—
Accounts receivable – interest and other receivables	440	298
Prepaid expenses and other current assets	2,389	1,322
Total current assets	96,890	193,222
Investment securities, available for sale - long-term	56,304	—
Property and equipment, net	6,882	2,427
Other assets	330	145
TOTAL ASSETS	$160,406	$195,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,106	$1,209
Accrued expenses and other current liabilities	5,080	2,163
Deferred revenue	—	13
Current portion of capital lease obligation	13	—
Current portion of deferred rent	246	97
Current portion of deferred manufacturing costs	—	154
Total current liabilities	7,445	3,636
Long-term liabilities:
Capital lease obligation	118	—
Deferred rent	826	209
Deferred manufacturing costs	—	313
TOTAL LIABILITIES	8,389	4,158
Commitments and contingencies: (Note 12)
Stockholders’ Equity:
Common stock: $0.01 par value; 200,000,000 shares authorized at December 31, 2015 and 2014; 27,609,344 shares issued and 26,931,881 shares outstanding at December 31, 2015; 27,050,055 shares issued and 26,372,592 shares outstanding at December 31, 2014	276	271
Treasury stock: 677,463 shares held at December 31, 2015 and 2014	(5,056)	(5,056)
Additional paid-in capital	318,591	309,365
Accumulated other comprehensive loss	(302)	—
Accumulated deficit	(161,492)	(112,944)
Total stockholders’ equity	152,017	191,636
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,406	$195,794
The accompanying notes are an integral part of these financial statements.

Bellicum Pharmaceuticals, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Grants	$282	$1,780	$1,941
Total revenues	282	1,780	1,941
OPERATING EXPENSES
Research and development	33,561	12,071	7,899
License fees	3,184	—	—
ARIAD restructuring costs	—	43,212	—
General and administrative	12,672	4,335	1,964
Total operating expenses	49,417	59,618	9,863
LOSS FROM OPERATIONS	(49,135)	(57,838)	(7,922)
OTHER INCOME (EXPENSE)
Interest income	641	35	4
Interest expense	(12)	(1,791)	(51)
Loss on disposal of assets	(42)	—	—
Change in fair value of warrant liability	—	(24,371)	—
Total other income (expense)	587	(26,127)	(47)
NET LOSS	$(48,548)	$(83,965)	$(7,969)
Preferred stock dividends	—	(1,432)	(1,093)
Net loss attributable to common stockholders	$(48,548)	$(85,397)	$(9,062)
Net loss per common share attributable to common shareholders, basic and diluted	$(1.84)	$(34.04)	$(5.05)
Weighted-average shares outstanding-basic and diluted	26,346,603	2,508,960	1,795,992

Net Loss	$(48,548)	$(83,965)	$(7,969)
Other comprehensive loss:
Unrealized loss on securities, net	(302)	—	—
Comprehensive loss	$(48,850)	$(83,965)	$(7,969)
The accompanying notes are an integral part of these financial statements.

Bellicum Pharmaceuticals, Inc.
Statements of Redeemable and Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Years Ended December 31, 2015, 2014 and 2013
(amounts in thousands, except share data)

	Series A		Series B		Series C		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2013	2,544,539	$7,634	2,849,929	$14,024	—	$—	1,725,992	$17	—	$—	$1,519	$(21,010)	$—	$(19,474)
Share-based compensation											391			391
Conversion of debt and interest into Series B preferred stock			757,497	3,503										—
Issue Series B preferred stock, net of issuance costs			2,955,857	13,671							(6)			(6)
Accretion of Series B preferred stock to redemption value				1,094							(1,094)			(1,094)
Net loss												(7,969)		(7,969)
Balance, December 31, 2013	2,544,539	$7,634	6,563,283	$32,292	—	$—	1,725,992	$17	—	$—	$810	$(28,979)	$—	$(28,152)
Share-based compensation											911			911
Issuance of restricted stock grant							117,647	1			(1)			—
Exercise of stock options							12,615				11			11
Issuance of common stock in an IPO, net of issuance costs							8,452,500	85			146,218			146,303
Issue Series B preferred stock, net of issuance costs			1,582,706	7,320										—
Issue Series C preferred stock, net of issuance costs					10,091,743	42,074								—
Exercise of Series C warrants, net of issuance costs					6,524,195	72,187								—
Exercise of common warrants							510,524	5			245			250
Accretion of Series B dividend				1,432							(1,432)			(1,432)
Payment of Series B dividend				(173)										—
Repurchase of common stock held by ARIAD									(677,463)	(5,056)				(5,056)
Conversion of preferred stock	(2,544,539)	(7,634)	(8,145,989)	(40,871)	(16,615,938)	(114,261)	16,230,777	163			162,603			162,766
Net loss												(83,965)		(83,965)
Balance, December 31, 2014	—	$—	—	$—	—	$—	27,050,055	$271	(677,463)	$(5,056)	$309,365	$(112,944)	$—	$191,636
Share-based compensation											8,409			8,409
Exercise of stock options							182,238	1			481			482
Issuance of common stock - Employee Stock Purchase Plan							21,690				347			347
Exercise of common warrants							355,361	4			(4)			—
Other							—				(7)			(7)
Comprehensive loss												(48,548)	(302)	(48,850)
Balance, December 31, 2015	—	$—	—	$—	—	$—	27,609,344	$276	(677,463)	$(5,056)	$318,591	$(161,492)	$(302)	$152,017
The accompanying notes are an integral part of these financial statements.

Bellicum Pharmaceuticals Inc.
Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,548)	$(83,965)	$(7,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,199	667	587
Share-based compensation	8,409	911	391
Loss on disposal of property and equipment	42	—	—
Loss on disposition of investment securities	33	—	—
Amortization of lease liability	(94)	(89)	(95)
Amortization of premium on investment securities, net	573	—	—
Interest expense converted into preferred stock	—	—	3
Change in fair value of warrant liability	—	24,371	—
Changes in operating assets and liabilities:
Accounts receivable	(142)	448	(745)
Prepaid expenses and other current assets	(1,067)	(1,068)	592
Other assets	(185)	339	(287)
Accounts payable	897	659	(1)
Accrued liabilities and other	2,778	225	698
Deferred revenue – grants	(13)	13	(1,039)
Deferred rent	859	5	14
Deferred manufacturing costs	(467)	176	239
NET CASH USED IN OPERATING ACTIVITIES	(35,726)	(57,308)	(7,612)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(101,649)	—	—
Proceeds from sale of investment securities	20,617	—	—
Purchases of property and equipment	(5,421)	(804)	(366)
CASH USED IN INVESTING ACTIVITIES	(86,453)	(804)	(366)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	347	160,609	—
Proceeds from exercise of stock options	482	—	—
Payment of issuance costs on common stock	(7)	(14,242)	—
Proceeds from issuance of preferred stock	—	62,320	13,671
Payment of issuance costs on preferred stock	—	(3,524)	(7)
Proceeds from exercise of preferred warrants	—	39,145	—
Proceeds from exercise of common warrants	—	250	—
Payment for repurchase of common stock	—	(5,056)	—
Payment of preferred dividends	—	(155)	—
Payment on capital lease obligation	(4)	—	—
Proceeds from notes payable	—	—	3,500
Proceeds from line of credit	—	386	550
Payments on line of credit	—	(1,187)	(200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	818	238,546	17,514
NET CHANGE IN CASH AND CASH EQUIVALENTS	(121,361)	180,434	9,536
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	191,602	11,168	1,632
CASH AND CASH EQUIVALENTS AT END OF YEAR	$70,241	$191,602	$11,168
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$1,767	$47
NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends accreted on preferred stock	$—	$1,432	$1,094
Conversion of notes payable into preferred stock	$—	$—	$3,500
Preferred stock dividends paid in common stock	$—	$3,196	$—
Capital lease obligation incurred for property and equipment	$135	$—	$—
Accrued liabilities for purchases of property and equipment	$139	$—	$—
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

The Company is subject to risks common to companies in the biotechnology industry and the future success of the Company is dependent on its ability to successfully complete the development of and obtain regulatory approval for its product candidates, manage the growth of the organization, obtain additional financing necessary in order to develop, launch and commercialize its product candidates, and compete successfully with other companies in its industry.

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

Prior to becoming a public company, the Company utilized significant estimates and assumptions in determining the fair value of its common stock for financial reporting purposes. Historically, prior to the Company’s initial public offering (IPO) of its common stock, in December 2014, the fair values of the shares of common stock underlying the Company’s share-based awards were estimated on each grant date by its board of directors. Given the absence of a public trading market for the Company’s common stock, its board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of its common stock, including its stage of development; its operational and financial performance; the nature of its services and its competitive position in the marketplace; the value of companies that it considers peers based on a number of factors, including similarity to the Company with respect to industry and business model; the likelihood of achieving a liquidity event, such as an initial public offering and the nature and history of its business; issuances of preferred stock and the rights, preferences, and privileges of its preferred stock relative to those of its common stock; business conditions and projections; the history of the Company and progress of its research and development efforts and clinical trials; and the lack of marketability of its common stock.
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s sole source of revenue has been grant revenue related to a $5.7 million research grant received from the Cancer Prevention and Research Institute of Texas (CPRIT), covering a three-year period from July 1, 2011 through June 30, 2014, and a $1.0 million research grant from the National Institutes of Health (NIH) covering the period from April 2013 to March 2016. Grant payments received prior to the Company’s performance of work required by the terms of the research grant are recorded as deferred revenue and recognized as grant revenue once work is performed and qualifying costs are incurred. (See Note 10).
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents.

Notes to the Financial Statements

Investment Securities
Consistent with its investment policy, the Company invests its cash allocated to fund its short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. The Company invests the remainder of its cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities.
The Company determines the appropriate classification of investment securities based on their maturity dates at the time of purchase and reevaluates its classification as of each balance sheet date. All investment securities owned were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statements of operations and comprehensive income (loss).
An investment security is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment security is below its cost basis is other than temporary using available evidence. In the event that the cost basis of the investment security exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment security and whether it is more likely than not the Company would be required to sell the investment security before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of comprehensive loss and establishes a new cost basis in the investment.
Property and Equipment
Leasehold improvements, furniture, lab equipment or other equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the years ended December 31, 2015, 2014 and 2013.
Deferred Rent
The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as deferred rent. Any lease incentives received are deferred and amortized over the term of the lease.
Clinical Trials
The Company estimates its clinical trial expense accrual for a given period based on the number of patients enrolled at each site, estimated cost per patient, and the length of time each patient has been in the trial, less amounts previously billed. These accruals are recorded in accrued expenses and other current liabilities, and the related expense is recorded in research and development expense.
Fair Value of Financial Instruments
Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market, as described further in Note 4.
The Company believes the recorded values of its financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

Notes to the Financial Statements

Financial Instruments and Credit Risks
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, investment securities, accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Insurance is provided through the Federal Deposit Insurance Corporation (FDIC) and Security Investor Protection Corporation (SIPC). Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.
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
Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from its external service providers. The Company estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each project and total project spending. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone events are achieved.
Reclassifications
Certain research and development indirect costs, including facilities and overhead, were previously included in general and administrative costs. These research and development indirect costs are included in research and development expense for the year ended December 31, 2015. The results for the year ended December 31, 2014 and 2013, have been reclassified to conform to the current year presentation. The effect of the reclassification of the results for the years ended December 31, 2014 and 2013, was to increase research and development expense and reduce general and administrative expense by $1.1 million and $0.8 million, respectively, with no change in total operating expense or net loss.
Contract Manufacturing Services
Contract manufacturing services are expensed as incurred. Prepaid expenses are capitalized and amortized as services are performed.
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
The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award on a straight-line basis. Prior to the Company’s IPO on December 23, 2014, the determination of the grant date fair

Notes to the Financial Statements

value of options using the Black-Scholes option-pricing model was affected by the Company’s estimated common stock fair value, as well as assumptions regarding a number of other complex and subjective variables.
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
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015, 2014 and 2013, the Company had no uncertain tax positions and no interest or penalties have been charged to the Company for the years ended December 31, 2015, 2014 and 2013. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2004 through 2015 remain open to examination by the Internal Revenue Service.
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at December 31, 2015, on the Company’s balance sheet was comprised of the net unrealized holding losses on the Company’s investment securities. There was no similar accumulated other comprehensive income or loss components at December 31, 2014 and 2013. See Note 4 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

Notes to the Financial Statements

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per shares of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	Number of shares
	December 31, 2015	December 31, 2014	December 31, 2013
Series A Convertible Preferred Stock - as converted to common stock	—	—	1,496,782
Series B Convertible Preferred Stock - as converted to common stock	—	—	3,860,754
Warrants to purchase common stock	—	—	866,570
Options to purchase common stock	3,628,973	2,733,793	1,574,398
Stock dividends to be issued as payment for Series B dividends	—	—	101,951
Unvested shares of restricted stock	88,236	117,647	—
Total common stock equivalents	3,717,209	2,851,440	7,900,455
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the impact of this pronouncement on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management does not expect the adoption of this pronouncement to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This pronouncement is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company elected to adopt this standard as of December 31, 2015, prospectively and the Company does not believe the adoption of this standard will have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Management does not expect the adoption of this pronouncement to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-01 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on the Company’s statements.
The Company has evaluated other recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

Notes to the Financial Statements

NOTE 3 - CASH AND CASH EQUIVALENTS
As of December 31, 2015 and 2014, the Company invested approximately $62.2 million and $43.6 million, respectively, in cash equivalent instruments.

NOTE 4 - FAIR VALUE OF MEASUREMENTS AND INVESTMENT SECURITIES

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2015 and 2014:

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$52,714	$52,714	$—	$—
U.S. government agency-backed securities	9,500	—	9,500	—
Total Cash Equivalents	$62,214	$52,714	$9,500	$—

Investment Securities:
U.S. government agency-backed securities	$22,388	$—	$22,388	$—
Corporate debt securities	51,547	—	51,547	—
Municipal bonds	6,189	—	6,189	—
Total Investment Securities	$80,124	$—	$80,124	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$43,587	$43,587	$—	$—
Total Cash Equivalents	$43,587	$43,587	$—	$—

Notes to the Financial Statements

U.S. Treasury, U.S. or state government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of December 31, 2015:

Investment Securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
	(in thousands)
U.S. government agency-backed securities	$22,417	$1	$(30)	$22,388
Corporate debt securities	51,807	1	(261)	51,547
Municipal bonds	6,200	—	(11)	6,189
Total Investment Securities	$80,424	$2	$(302)	$80,124

The Company's investment securities as of December 31, 2015, will reach maturity between January 2016 and July 2026, with a weighted-average maturity date in February 2017. There were no investment securities held at December 31, 2014.

NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

					December 31,
					2015	2014
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	years	$4,092	$1,506
Lab equipment			5	years	3,741	1,717
Office furniture			5	years	931	335
Software			3	years	109	75
Computer equipment	3	to	5	years	401	205
Equipment held under capital leases			5	years	135	—
Total					9,409	3,838
Less: accumulated depreciation					(2,527)	(1,411)
Property and equipment, net					$6,882	$2,427

During the years ended December 31, 2015, 2014, and 2013, the Company recorded $1.2 million, $0.7 million and $0.6 million of depreciation expense, respectively.

Notes to the Financial Statements

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued payroll	$1,332	$731
Manufacturing costs	2,412	—
Patient treatment costs	333	128
Medical facility fees	282	201
Commission on exercise of warrants	—	731
Other	721	372
Total accrued expenses and other current liabilities	$5,080	$2,163

NOTE 7 - DEFERRED MANUFACTURING COSTS

At December 31, 2014, the Company had deferred manufacturing costs of $0.3 million and a credit against future manufacturing costs of $0.2 million, pursuant to a service agreement with a third party manufacturer. The deferred manufacturing cost was amortized as manufacturing batches of cell therapy products were produced and the credit was recognized monthly over the term of the agreement. In September 2015, the Company and the third party manufacturer agreed to amend the service agreement, pursuant to which both parties were released from all prior obligations except for a 30-day transition period during which the third party would continue to manufacture batches in process, not to exceed three batches. As a result of the amendment to the agreement, and the release of its obligations, the Company reversed the remaining deferred manufacturing costs and credit against future manufacturing costs, resulting in a decrease of $0.3 million in research and development expenses for the year ended December 31, 2015.

NOTE 8 - COMMON STOCK, PREFERRED STOCK AND WARRANTS
Common Stock
As of December 31, 2015 and 2014, the Company had 200,000,000 authorized shares of common stock with a par value of $0.01 per share.
Exercise of Common Warrants
In March 2014, the Company issued 393,523 shares of its common stock for $200,700, or $0.51 per share in connection with the exercise of warrants expiring in March 2014.
In December 2014, the Company issued 117,001 shares of common stock for $49,001, or $0.42 per share in connection with the exercise of warrants expiring in 2015.
In December 2015, the Company issued 355,361 shares of its common stock to the Texas Treasury Safekeeping Trust Company (a transferee of the Office of the Governor - Economic Development and Tourism), pursuant to the cashless exercise provision of a warrant to purchase shares of the Company’s common stock issued to the State of Texas on September 27, 2007. The Company did not receive any cash or other consideration.
Initial Public Offering
On December 17, 2014, the Company commenced its initial public offering (IPO) pursuant to a registration statement on Form S-1 (File No. 333- 200328) that was declared effective by the SEC on December 17, 2014 and that registered an aggregate of 7,350,000 shares of the Company’s common stock for sale to the public at a price of $19.00 per share. In addition, at the closing of the IPO on December 23, 2014, the underwriters exercised their over-allotment option to purchase 1,102,500 additional shares of the Company’s common stock at a price to the public of $19.00 per share, for an aggregate offering price of $160.6 million. The net offering proceeds to the Company, after deducting underwriting discounts, commissions and offering costs, were approximately $146.3 million.

Notes to the Financial Statements

Treasury Stock
In December 2014, in connection with the restructuring of the license agreement with ARIAD Pharmaceuticals, Inc. (ARIAD), the Company repurchased from ARIAD 677,463 shares of its common stock valued at approximately $5.1 million. See Note 11.
Preferred Stock
As of December 2015 and 2014, the Company had 10,000,000 authorized shares of preferred stock. There were no shares of preferred stock issued or outstanding at December 31, 2015 and 2014.
The Company had two series of convertible redeemable preferred stock issued and outstanding as of December 31, 2013: Series A convertible redeemable preferred stock (Series A) and Series B convertible redeemable preferred stock (Series B), each with a par value of $0.01. The shares of Series A were issued between March 2009 and November 2011 at a price of $3.00 per share. The shares of Series B were issued between November 2011 and January 2014 at a price of $4.625 per share. On August 22, 2014, the Company filed an amended restated Certificate of Incorporation pursuant to which the Company was authorized to issue Series C convertible preferred stock (Series C, and collectively with the Series A and Series B, the preferred stock), and certain changes were made to the rights, preferences and privileges of Series A and Series B.
On August 22, 2014, the Company issued 10,091,743 shares of Series C at a purchase price of $5.45 per share and warrants to purchase up to 6,559,598 shares of Series C with an exercise price of $6.00 per share. The warrants had a five year term, but were subject to earlier termination in the event of a Qualified IPO (as defined in the warrants) on or prior to March 31, 2015, or upon a merger or sale of the Company. The Company received net proceeds from the issuance of Series C preferred stock of $51.5 million, net of offering costs of $3.5 million. All of the preferred stock was converted to common stock upon the closing of the IPO, and no shares of preferred stock remained outstanding at December 31, 2015 and 2014.
The following table summarizes the Company’s preferred shares for the three years ended December 31, 2015:

	(in thousands, except shares)
	Series A			Series B			Series C
	Shares	Initial Value	Redemption Value	Shares	Initial Value	Redemption Value	Shares	Initial Value	Redemption Value
Outstanding January 1, 2013	2,544,539	$7,634	$7,634	2,849,929	$13,181	$14,024	—	$—	$—
Issuance of Series B preferred stock for cash, net	—	—	—	2,955,857	13,671	13,671	—	—	—
Conversion of debt and interest into Series B preferred stock				757,497	3,503	3,503
Accretion of Series B dividends					-	1,094
Outstanding December 31, 2013	2,544,539	$7,634	$7,634	6,563,283	$30,355	$32,292	—	$—	$—
Issuance of Series B preferred stock for cash, net	—	—	—	1,582,706	7,320	7,320
Issuance of Series C preferred stock for cash, net							10,091,743	42,074	42,074
Issuance of Series C preferred stock on exercise of warrants							6,524,195	72,187	72,187
Accretion of Series B dividends					-	1,432
Payment of Series B dividends						(173)
Conversion to common stock	(2,544,539)	(7,634)	(7,634)	(8,145,989)	(37,675)	(40,871)	(16,615,938)	(114,261)	(114,261)
Outstanding December 31, 2014	—	$—	$—	—	$—	$—	—	$—	$—

Outstanding December 31, 2015	—	$—	$—	—	$—	$—	—	$—	$—

Notes to the Financial Statements

The rights, preferences and privileges of the preferred stock, as of December 31, 2014, were as follows:
Optional Conversion
Each share of Series A, Series B and Series C was convertible, at the option of the holder at any time and without additional consideration, into one share of common stock. The conversion prices of the Series A, Series B and Series C were $3.00 per share, $4.625 per share and $5.45 per share, respectively. The rate at which shares of preferred stock were convertible into shares of common stock, was subject to anti-dilution protection in the event of certain dilutive issuances of capital stock.
Mandatory Conversion
Upon the closing of the IPO, all of the outstanding shares of preferred stock automatically converted into shares of the Company’s common stock, at a conversion ratio adjusted for the prior 1-for-1.7 reverse split of our common stock.
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

NOTE 9 - SHARE-BASED COMPENSATION PLANS
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
2006 Stock Option Plan
The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. A total of 151,410 and 167,056 options were outstanding under this plan as of December 31, 2015 and 2014. As of December 31, 2015, there were no additional shares available for grant under the 2006 Plan. Options under the 2006 Plan were exercised for cash proceeds to the Company of $6,980.

Notes to the Financial Statements

2011 Stock Option Plan
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. The 2011 Plan replaced the 2006 Plan. There were 2,256,120 and 2,425,561 outstanding options under this plan at December 31, 2015 and 2014, respectively. As of December 31, 2015, there were no additional shares available for grant under this plan. During 2015 and 2014, a total of 166,592 and 12,615 options outstanding under the 2011 Plan, respectively, were exercised for cash proceeds to the company of $0.5 million and $11,250, respectively.

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the 2014 Plan) became effective in December 2014, upon the closing of the IPO. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to employees, including officers, non-employee directors and consultants to the Company or its affiliates. The 2014 Plan also provides for the grant of performance cash awards and performance-based stock awards. The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 2,990,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. There were 1,221,443 and 141,176 outstanding options under this plan at December 31, 2015 and 2014, respectively. There were 88,236 and 117,647 shares of restricted stock outstanding under the Plan at December 31, 2015 and 2014, respectively.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the ESPP) was adopted in December 2014 upon the closing of the IPO and provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company's common stock, pursuant to purchase rights granted to its employees. The ESPP was approved by the Company's board of directors and stockholders in December 2014 and employee payroll deductions of approximately $0.4 million were withheld during year ended December 31, 2015. During the year ended December 31, 2015, 21,690 shares were purchased pursuant to the ESPP and the Company received $0.3 million in proceeds. There were no ESPP stock purchases during the year ended December 31, 2014. The Company recorded share-based compensation expense for shares purchased for less than fair market value under the ESPP of $0.2 million, for the year ended December 31, 2015. There was $0.2 million and $0.4 million of unrecognized compensation expense related to the ESPP as of December 31, 2015 and 2014, respectively, which will be recognized over the remaining 12 months of the plan.
Share-Based Compensation Expense
The valuation of the share-based compensation awards is a significant accounting estimate that requires the use of judgment and assumptions that are likely to have a material impact on the financial statements. The fair value of option grants is determined using the Black-Scholes option-pricing model. Expected volatilities utilized in the model are based on implied volatilities from traded stocks of peer companies. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is calculated as the midpoint between the weighted-average vesting term and the contractual expiration period also known as the simplified method. The Company assumed no awards would be forfeited during the vesting period, as actual forfeitures have been minimal through December 31, 2015.

The fair value of the option grants have been estimated, with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.71%	1.86%	1.58%
Volatility	74%	95%	90%
Expected life (years)	6.08	6.09	6.25
Expected dividend yield	0%	0%	0%

Notes to the Financial Statements

Share-based compensation for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
General and administrative	$4,832	$386	$19
Research and development	3,577	525	372
Total	$8,409	$911	$391

Stock option activity for the years ended December 31, 2015 and 2014 is as follows:

Options	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Balance at December 31, 2013	1,574,398	$2.33	8.26	$275
Granted	1,188,806	$8.67
Exercised	(12,615)	$2.55
Forfeited	(16,796)	$2.55
Balance at December 31, 2014	2,733,793	$5.09	8.39	$49,076
Granted	1,089,767	$22.23
Exercised	(182,238)	$2.64		$3,236
Forfeited	(12,349)	$14.99
Balance at December 31, 2015	3,628,973	$10.32	8.03	$39,021
Exercisable as of December 31, 2015	1,677,355	$3.84	6.82	$27,612

Restricted stock share activity for the year ended December 31, 2015 and 2014 is as follows:

Restricted Stock Shares	Outstanding Restricted Shares	Weighted-Average Fair Value at Date of Grant Per Share
Balance at December 31, 2013	—
Granted	117,647	$19.00
Vested	—
Forfeited	—
Balance at December 31, 2014	117,647	$19.00
Granted	—	—
Vested	(29,411)	$19.00
Forfeited	—	—
Balance at December 31, 2015	88,236	$19.00

Notes to the Financial Statements

The following table includes share-based payment activity for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share)
Weighted-average grant date fair value of options granted	$16.09	$13.30	$1.38
Weighted-average grant date fair value of restricted shares granted	$—	$19.00	$—
Aggregate intrinsic value of options exercised	$3,236	$59	$—
Total fair value of restricted shares vested	$656	$—	$—
Cash received by Company upon option exercises	$482	$11	$—
The following table summarizes the options outstanding and exercisable at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Total Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price
$ .51 to $2.55	1,412,543	6.37	$2.33	1,346,174	6.31	$2.32
$ 7.47 to $19.00	1,282,663	8.97	$9.60	303,380	8.87	$8.90
$ 20.09 to $24.48	933,767	9.24	$23.40	27,801	9.43	$22.40
Total	3,628,973	8.03	Total	1,677,355	6.82

At December 31, 2015, total compensation cost not yet recognized was $27.1 million and the weighted average period over which this amount is expected to be recognized is 3.02 years. The aggregate fair value of options vesting in the years ended December 31, 2015, 2014 and 2013 was $5.5 million, $0.3 million and $0.1 million, respectively.

NOTE 10 - GRANT REVENUE
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
During 2015, 2014, and 2013, the Company incurred $-, $1.4 million and $1.8 million of expenses under the Grant Contract, respectively. As of December 31, 2015 and 2014, the Company had an outstanding grant receivable of $- million and $0.3 million, respectively, for grant expenditures that were paid but had not yet been reimbursed.
NIH Grant
During 2015, 2014 and 2013, the Company was awarded $0.3 million, $0.3 million and $0.4 million, respectively, under a grant from the National Institutes of Health (NIH). The awards cover the period from April 2013 through March 2016. The awards were made pursuant to the authority of 42 USC 241 42 CFR 52, and are subject to the requirements of the statute. Funds spent on the grant are reimbursed through monthly reimbursement requests.

Notes to the Financial Statements

As of December 31, 2015, 2014 and 2013, funds spent under the grant were $0.3 million, $0.3 million and $0.2 million, respectively. As of December 31, 2015, the Company had an outstanding grant receivable of $57,000. As of December 31, 2014, the Company had deferred revenue of $13,000 related to the grant.

NOTE 11 - ARIAD RESTRUCTURING COSTS

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
Under the Amended ARIAD License, the Company is required to diligently proceed with the development, manufacture and sale of licensed products. The Amended ARIAD License is subject at all times to restrictions and obligations under a license agreement by and between ARIAD Gene Therapeutics, Inc. (one of ARIAD’s affiliates which merged into ARIAD) and the academic institution from which ARIAD obtained its license to the underlying technology. While the Company is not required to pay royalties or fees to such academic institution, no sublicensee of the Company’s may enter into a sublicense with respect to any intellectual property owned by the academic institution without its consent, which terms must be consistent with those included in the agreement between ARIAD and such academic institution.
The Amended ARIAD License will expire upon expiration of the last license term of a licensed product covered by the agreement, which is either the later of (i) 12 years from the date of the first commercial sale of the licensed product, or (ii) expiration of a valid claim on the licensed product. Either party to the license may terminate or modify the Amended ARIAD License upon a material breach by the other party that remains uncured following the date that is 30 days after written notice of a payment breach and 90 days for any other breach, and effective immediately upon bankruptcy of the other party. The Company may terminate the amended ARIAD license in its sole discretion at any time if the Company determines not to develop or commercialize any licensed product. In addition, upon termination of the amended ARIAD license prior to expiration, the Company must transfer any ownership and any beneficial ownership in any orphan drug designation or any similar designation in any jurisdiction of orphan drug status of the ARIAD dimerizer to ARIAD.
On October 3, 2014, the Company entered into an omnibus amendment agreement with ARIAD, under which the Company agreed to make payments of $50.0 million in exchange for an expansion of the license field, the termination of all obligations to make milestone and royalty payments to ARIAD in the future and the return of 677,463 shares of common stock held by ARIAD.
In connection with the amendment, the Company made an initial payment of $15.0 million and issued a promissory note to ARIAD for a principal amount of $35.0 million. Per the promissory note terms, the principal would not accrue interest unless the Company was in default, in which case it would accrue at a rate of 10% per annum. In December 2014, following the Company’s IPO, the Company paid the remaining $35.0 million and ARIAD returned all 677,463 shares of common stock of the Company that ARIAD held. The license transaction was valued on the date of the transaction and the note was discounted to fair market value at a 10% rate. This resulted in the ARIAD license expense of $43.2 million, repurchase of common stock for $5.1 million and interest expense of $1.7 million. The Company has recorded the returned shares of common stock as treasury stock.

Notes to the Financial Statements

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

In December 2012, the Company entered into a five years lease agreement for its administrative and research and development activities. In 2013, the lease was amended to include additional space and in 2014, the lease was amended again to include additional space and extend the term of the lease. After the 2013 and 2014 amendments, the leased premises totals 35,250 square feet. The lease includes escalating base rent payments, which initially increased on November 1, 2013, and then increased again on December 31, 2013. An additional base rent increase became effective February 1, 2015 as a result of the 2014 lease modification. Subsequently, an increase in the base rent payment will occur during the last month of each year. This escalating base rent payment structure will continue through the expiration of the lease on January 31, 2020.

On May 6, 2015, the Company entered into an additional operating lease agreement for the lease of approximately 26,817 square feet which the Company will use to enable in-house cell therapy manufacturing. The term of the lease began on September 1, 2015 and will continue for an initial term of five years, which may be renewed for five additional one year periods. The Company is required to remit base monthly rent of approximately $66,531 which will increase at various approximate rates between of 3.5% to 5% each year through the expiration of the lease in August 2020. The Company is also required to pay additional rent in the form of its pro rata share of certain specified operating expenses of the landlord. An early termination right is available to the Company upon certain events, including the landlord’s default on its obligations under the lease.
Capital Lease Agreements

The Company entered into two office equipment leases during 2015, which expire in 2021. The office equipment leases are being accounted for as capital leases under FASB Topic ASC 840 - Leases. The present value of the minimum lease payments are greater than 90% or more than the fair market value of the leased equipment and the lease terms are 6 years.
Aggregate future minimum annual payments under operating and capital leases at December 31, 2015, are as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2016	$1,857	$42
2017	1,903	42
2018	1,950	42
2019	2,001	42
2020	704	42
Thereafter	—	25
Total minimum rentals	$8,415	$235

License Agreement - Agensys, Inc.
On December 10, 2015, the Company and Agensys, Inc. (Agensys), entered into a license agreement (the Agreement), pursuant to which (i) Agensys granted the Company, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1 (“PSCA”) and related antibodies, and (ii) the Company granted Agensys a non-exclusive, fully paid license to the Company’s patents directed to inventions that were made by the Company in the course of developing the Company’s licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon Bellicum’s other proprietary technology, to non-therapeutic applications of antibodies not used within the field.
As consideration for the rights granted to the Company under the Agreement, the Company agreed to pay to Agensys a non-refundable upfront fee of $3,000,000, which is included in license fee expense. The Company is also required to make aggregate milestone payments to Agensys of up to (i) $5,000,000 upon the first achievement of certain specified clinical milestones for its licensed products, (ii) $50,000,000 upon the achievement of certain specified clinical milestones for each licensed product, and (iii) $75,000,000 upon the achievement of certain sales milestones for each licensed product. The Agreement additionally provides that the Company will pay to Agensys a royalty that ranges from the mid to high single digits based on the level of annual net sales of licensed products by the Company, its affiliates or permitted sublicensees. The royalty payments are subject to reduction under

Notes to the Financial Statements

specified circumstances. These milestone and royalty payments will be expensed as incurred.
Under the Agreement, Agensys also was granted the option to obtain an exclusive license, on a product-by-product basis, from the Company to commercialize in Japan each licensed product developed under the Agreement that has completed a phase 2 clinical trial. As to each such licensed product, if Agensys or its affiliate, Astellas Pharma, Inc., exercises the option, the Agreement provides that the Company will be paid an option exercise fee of $5,000,000. In addition, the Agreement provides that the Company will be paid a royalty that ranges from the mid to high single digits based on the level of annual net sales in Japan of each such licensed product. If the option is exercised, the aggregate milestone payments payable by the Company to Agensys, described above with respect to each licensed product, would be reduced by up to an aggregate of $65,000,000 upon the achievement of certain specified clinical and sales milestones.
The Agreement will terminate upon the expiration of the last royalty term for the products covered by the Agreement, which is the earlier of (i) the date of expiration or abandonment of the last valid claim within the licensed patent rights covering any licensed products under the Agreement, (ii) the expiration of regulatory exclusivity as to a licensed product, and (iii) 10 years after the first commercial sale of a licensed product. Either party may terminate the Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach (or 30 days if such material breach is related to failure to make payment of amounts due under the Agreement) or upon certain insolvency events. In addition, Agensys may terminate the Agreement immediately upon written notice to the Company if the Company or any of its affiliates or permitted sublicensees commences an interference proceeding or challenges the validity or enforceability of any of Agensys’ patent rights.

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (BioVec) entered into a license agreement (the BioVec Agreement) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines.

As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event. The Company recognized expenses of $100,000 in connection with the BioVec License Agreement for the year ended December 31, 2015. The Company was not required to make any milestone payments for the year ended December 31, 2015.

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

Notes to the Financial Statements

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

Under the Leiden Agreement, the Company and Leiden entered into a sponsored research agreement, pursuant to which the Company is required to pay Leiden up to EUR 300,000 over a three years period during the term of the sponsored research agreement. The Leiden Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Leiden Agreement may be terminated earlier upon mutual written agreement between the Company and Leiden, and at any time by the Company upon six months written notice to Leiden. Leiden may terminate the Leiden Agreement in the event of a failure by the Company to pay any amounts due under the Leiden Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Leiden Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event. The Company recognized $84,000 of expenses in connection with the Leiden License Agreement for the year ended December 31, 2015. The Company was not required to make any milestone payments for the year ended December 31, 2015.
Employment agreements
The Company has signed agreements with thirteen of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for a lump-sum payment in cash equal to 12 to 18 months of annual base salary and annual cash bonus, if any. The annual base salary and annual cash bonus portion of the agreements would aggregate approximately $4.6 million at the rate of compensation in effect at December 31, 2015. In addition, the agreements provide for continuation of certain insurance and other benefits for periods of 12 to 18 months.
Litigation
The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

Notes to the Financial Statements

NOTE 13 - INCOME TAXES
The Company did not recognize tax expense during 2015, 2014 or 2013.
The reconciliation between federal income taxes at the statutory rate and the Company’s income tax expense for the year is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
U.S. tax benefit at statutory rate	$(16,506)	$(28,548)	$(2,709)
Meals and entertainment	24	10	4
Incentive stock options	12	98	115
Warrant expense	—	8,286	—
Federal deferred tax true-up	(187)	—	—
Return to provision	(2)	—	—
Deferred tax valuation allowances	17,920	20,586	3,027
Research and development credit	(1,261)	(432)	(437)
Income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax liabilities:
Depreciation	$(933)	$(127)
Prepaid expenses	—	(189)
Tenant improvement allowance	—	(83)
Total deferred tax liabilities	(933)	(399)
Deferred tax assets:
Net operating loss carry-forward	28,229	14,044
Nonqualified stock options	2,248	268
Restricted stock expense	20	16
Employee stock purchase plan	82	—
Tenant improvement liability	341	96
Deferred contract manufacturing costs	—	161
Intangible assets	15,716	—
Unrealized loss on investment securities	103	—
Research and development credit	2,519	1,258
ARIAD license restructuring	—	14,977
Other	23	7
Total deferred tax assets	49,281	30,827
Valuation allowance	(48,348)	(30,428)
Total deferred tax	$—	$—
Net current deferred tax liability	$—	$(175)
Net non-current deferred tax asset	—	175
Total deferred tax	$—	$—

As of December 31, 2015 and 2014, the Company had gross federal income tax net operating loss (NOL) carry forwards of $83.0 million and $41.3 million, respectively, and federal research tax credits of $2.5 million and $1.3 million, respectively. The net operating loss carry-forwards will expire beginning in 2025, if not utilized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Notes to the Financial Statements

Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including net operating loss carry forwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2015 and 2014. The increases in the valuation allowance were $18.0 million and $20.6 million for the years ended December 31, 2015 and 2014, respectively.
The Internal Revenue Code Section 382 limits net operating loss and tax credit carry forwards when an ownership change of more than 50% of the value of the stock in a loss corporation occurs. Accordingly, the ability to utilize remaining net operating loss and tax credit carry forwards may be significantly restricted.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data (unaudited) for the year ended December 31, 2015 and 2014 is presented below:

	(in thousands except per share data) (1)
2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Total revenues	$107	$84	$57	$34
Loss from operations	$(7,808)	$(10,705)	$(13,617)	$(17,005)
Net loss	$(7,758)	$(10,534)	$(13,408)	$(16,848)
Net loss per share attributable to common shareholders - basic and diluted	$(0.30)	$(0.40)	$(0.51)	$(0.63)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
Total revenues	$552	$553	$660	$15
Loss from operations	$(2,277)	$(3,273)	$(2,898)	$(49,390)
Net loss	$(2,290)	$(3,281)	$(4,097)	$(74,298)
Preferred dividends	$(540)	$(564)	$(328)	$—
Net loss attributable to common shareholders	$(2,830)	$(3,845)	$(4,425)	$(74,298)
Net loss per share attributable to common shareholders - basic and diluted	$(1.52)	$(1.81)	$(2.08)	$(18.99)

(1)	The amounts were computed independently for each quarter, and the sum of the quarters may not total the annual amounts due to rounding.

(2)	The 2015 fourth quarter results include a non-refundable upfront fee to Agensys of $3.0 million under the license agreement. See Note 12.

(3)	The 2014 fourth quarter results include ARIAD license restructuring of $43.2 million and the change in fair value of the warrant liability of $23.2 million. See Note 11.

NOTE 15 - SUBSEQUENT EVENTS

On March 10, 2016 (the Closing Date), the Company, entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules), as agent and a lender, Hercules Technology II, L.P., as a lender and Hercules Technology III, L.P., as a lender, under which the Company borrowed $15.0 million on the Closing Date and may borrow an additional $5.0 million on or prior to September 15, 2016. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee, and the Company’s achievement of specified milestones in the Loan Agreement (the Milestones), the Company may borrow an additional $10.0 million through March 15, 2017. The Company intends to use the proceeds received under the Loan Agreement for funding the build-out of our manufacturing facilities and general corporate purposes.
The interest rate will be calculated at a rate equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.50%, and (ii) 9.35%.  Payments under the Loan Agreement are interest only for 18 months from the Closing Date, extendable to 24 months upon the Company achieving the Milestones. The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 months schedule through the maturity date of March 1, 2020 (the “Loan

Notes to the Financial Statements

Maturity Date”); provided that if the Milestones are achieved, the Company will make equal monthly payments of principal and interest amortized over a 24 months schedule through the Loan Maturity Date. The remaining principal balance will be due and payable on the Loan Maturity Date.  In addition, upon the Loan Maturity date or such earlier date specified in the Loan Agreement, a final payment equal to $1,216,250, plus, subject to and contingent on the funding of the additional $5.0 million loan advance, $173,750; plus, subject to and contingent on the funding of the additional $10.0 million loan advance, $695,000. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.
If the Company prepays the loan, including interest, prior to December 31, 2016, there will be no prepayment penalty. If the Company prepays the loan, including interest, after January 1, 2017 but prior to the date that is 24 months following the Closing Date, it will pay Hercules a prepayment charge based on a prepayment fee equal to 2.00% of the amount prepaid; if the prepayment occurs thereafter, it will pay Hercules a prepayment charge based on a prepayment fee equal to 1.00% of the amount prepaid. The prepayment charge is also applicable upon the occurrence of a change of control of the Company.
The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any financial maintenance covenants, and also includes standard events of default, including payment defaults. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding loan balance and Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.
The description of the Loan Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Loan Agreement, including the exhibits thereto, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2016.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
Management, including our Chief Executive Officer and Chief Financial and Accounting Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by the JOBS Act applicable to emerging growth companies.
Inherent Limitations of Internal Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial and accounting officer or controller, or persons performing similar functions, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.bellicum.com under the Corporate Governance section of our Investors & Media page. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

ITEM 11.  Executive Compensation
The information required by this item will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the section headed “Equity Benefit Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item will be set forth in the sections headed “Certain Relationships and Related Party Transactions” and “Election of Directors” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accounting Fees and Services
The information required by this item will be set forth in the section headed “Principal Accounting Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statements and Schedules
(a)(1) Financial Statements.
The response to this portion of Item 15 is set forth under Part II, Item 8 above.
(a)(2) Financial Statement Schedules.
None.
(a)(3) Exhibits.
See the Exhibit Index immediately following the signature page of this Annual Report. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: March 14, 2016	By:	/s/ Thomas J. Farrell
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas J. Farrell	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 14, 2016
Thomas J. Farrell

/s/ Alan A. Musso	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2016
Alan A. Musso

/s/ Kevin M. Slawin, M.D.	Chief Technology Officer and Member of the Board of Directors	March 14, 2016
Kevin M. Slawin, M.D.

/s/ James Brown	Chairman of the Board of Directors	March 14, 2016
James Brown

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 14, 2016
Reid M. Huber, Ph.D.

/s/ Frank B. McGuyer	Member of the Board of Directors	March 14, 2016
Frank B. McGuyer

/s/ Jon P. Stonehouse	Member of the Board of Directors	March 14, 2016
Jon P. Stonehouse

/s/ Stephen R. Davis	Member of the Board of Directors	March 14, 2016
Stephen R. Davis

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

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

4.4	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

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

10.5+	Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

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

10.10
Notice of Expansion of Licensed Field to Obtain Additional Exclusive Rights (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.11*
Amended and Restated License Agreement by and between the Registrant and ARIAD Pharmaceuticals, Inc., dated March 7, 2011 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

Exhibit Number	Description
10.12*
Omnibus Amendment Agreement by and between Registrant and ARIAD Pharmaceuticals, Inc., dated October 3, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.13*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated March 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.14*
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

10.17
Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated June 1, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.18
First Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated September 13, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.19
Second Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated June 20, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.20
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

10.25+
Employment Agreement by and between the Registrant and Alan A. Musso, dated December 4, 2014 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.26+	Incentive Award Program (incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed with the SEC on February 27, 2015.

10.27+
Amended and Restated Employment Agreement between the Registrant and Annemarie Moseley, Ph.D., dated April 1, 2015(incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed with the SEC on April 7, 2015).

10.28+
Employment Agreement between the Registrant and Kevin M. Slawin, M.D., dated April 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Registration report on Form 8-K filed with the SEC on April 7, 2015)

10.29+	Employment Agreement between the Registrant and Ken Mosley, dated April 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant's report on Form 10-Q filed with the SEC on May 12, 2015)

Exhibit Number	Description
10.30*
License Agreement by and between the Registrant and Academish Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre, effective as of April 20, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 10-Q filed with the SEC on August 13, 2015).

10.31*
License Agreement by and between the Registrant and BioVec Pharma, Inc., dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's report on Form 10-Q filed with the SEC on August 13, 2015).

10.32	Lease Agreement by and between the Registrant and Sheridan Hills Developments L.P., dated as of May 6, 2015.

10.33#	Exclusive License Agreement by and between the Registrant and Agensys, Inc., effective as of December 10, 2015.

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.