Form 10-Q
period 2016-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2016-05-09
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of April 29, 2016, there were 26,984,725 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Balance Sheets
(In thousands, except share and par value amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,790	$70,241
Investment securities, available for sale - short-term	46,482	23,820
Accounts receivable, interest and other receivables	361	440
Prepaid expenses and other current assets	2,268	2,389
Total current assets	110,901	96,890
Investment securities, available for sale - long-term	43,536	56,304
Property and equipment, net	8,731	6,882
Other assets	346	330
TOTAL ASSETS	$163,514	$160,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,774	$2,106
Accrued expenses and other current liabilities	5,369	5,080
Current portion of capital lease obligation	15	13
Current portion of deferred rent	246	246
Total current liabilities	7,404	7,445
Long-term liabilities:
Long-term debt	14,829	—
Capital lease obligation	132	118
Deferred rent and other liabilities	783	826
TOTAL LIABILITIES	23,148	8,389
Commitments and contingencies: (Note: 9)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 27,652,387 shares issued and 26,974,924 shares outstanding at March 31, 2016; 27,609,344 shares issued and 26,931,881 shares outstanding at December 31, 2015	277	276
Treasury stock: 677,463 shares held at March 31, 2016 and December 31, 2015	(5,056)	(5,056)
Additional paid-in capital	321,768	318,591
Accumulated other comprehensive loss	(56)	(302)
Accumulated deficit	(176,567)	(161,492)
Total stockholders’ equity	140,366	152,017
Total liabilities and stockholders’ equity	$163,514	$160,406

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.
 Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
REVENUES
Grants	$92	$107
Total revenues	92	107
OPERATING EXPENSES
Research and development (includes share-based compensation of $1,386 and $599 for the three months ended March 31, 2016 and 2015, respectively)	10,988	5,718
General and administrative (includes share-based compensation of $1,679 and $890 for the three months ended March 31, 2016 and 2015, respectively)	4,284	2,197
Total operating expenses	15,272	7,915
Loss from operations	(15,180)	(7,808)
OTHER INCOME (EXPENSE):
Interest income	227	50
Interest expense	(122)	—
Total other income	105	50
NET LOSS	$(15,075)	$(7,758)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.56)	$(0.30)
Weighted-average shares outstanding, basic and diluted	26,882,526	26,259,392

Net loss	$(15,075)	$(7,758)
Other comprehensive loss:
Unrealized gain on investment securities	246	—
Comprehensive loss	$(14,829)	$(7,758)

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,075)	$(7,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,065	1,489
Depreciation expense	463	196
Amortization of premium on investment securities, net	184	—
Amortization of lease liability	(43)	(17)
Amortization of deferred financing costs	28	—
Changes in operating assets and liabilities:
Receivables	79	204
Prepaid expenses and other current assets	105	91
Accounts payable	(332)	(94)
Accrued liabilities and other	289	(1,136)
NET CASH USED IN OPERATING ACTIVITIES	(11,237)	(7,025)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(21,015)	—
Proceeds from sale of investment securities	11,183	—
Purchases of property and equipment	(2,293)	(933)
CASH USED IN INVESTING ACTIVITIES	(12,125)	(933)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	113	2
Payment of issuance costs on common stock	—	(8)
Payment on capital lease obligation	(3)	—
Payment of debt issuance costs	(199)	—
Proceeds from line of credit or notes payable or debt	15,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,911	(6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,451)	(7,964)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,241	191,602
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,790	$183,638
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid on capital lease obligation	$9	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation incurred for property and equipment	$19	$—
Accrued liabilities for purchase of property and equipment	$560	$—
Accrued issuance costs for long-term debt	$1,216	$—

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc., the Company or Bellicum, was incorporated in Delaware in July 2004 and is based in Houston, Texas. The Company is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. The Company is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR-T and TCR cell therapy. The Company has not generated any revenue from product sales to date and does not anticipate generating revenues from product sales in the foreseeable future.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2015 (the Annual Report). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol “BLCM” or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per shares of common stock attributable to common stockholders for the periods presented, as the effect of including such securities would be anti-dilutive.

	As of March 31,
Common Stock Equivalents:	2016	2015
	Number of shares
Warrants to purchase common stock	—	355,392
Unvested shares of restricted stock	88,236	117,647
Options to purchase common stock	4,467,412	3,443,011
	4,555,648	3,916,050

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
The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates its classification as of each balance sheet date. All investment securities owned during the three months ended March 31, 2016, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the Statements of Operations and Comprehensive Income Loss.
An investment security is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment security is below its cost basis and is other than temporary using available evidence. In the event that the cost basis of the investment security exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment security and whether it is more likely than not the Company would be required to sell the investment security before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of comprehensive income (loss) and establishes a new cost basis in the investment.
Debt Issuance Costs
Costs related to debt issuance are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.
Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation." ASU 2016-09 simplifies accounting for share-based compensation arrangements, primarily as it relates to accounting for the income tax effects of share-based compensation. Under the pronouncement, an entity can make an entity-wide accounting policy decision to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures as they occur. The pronouncement is effective for annual periods beginning after December 31, 2016, and interim periods within those annual periods. Earlier application is permitted in any interim or annual period. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  During the three months ended March 31, 2016, the Company adopted ASU No. 2015-03.
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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

		Fair Value Measurements at Reporting Date
	Balance at March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$54,891	$54,891	$—	$—
Total Cash Equivalents	$54,891	$54,891	$—	$—

Investment Securities:
U.S. government agency-backed securities	$33,984	$—	$33,984	$—
Corporate debt securities	51,852	—	51,852	—
Municipal bonds	4,182	—	4,182	—
Total Investment Securities	$90,018	$—	$90,018	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$52,714	$52,714	$—	$—
U.S. government agency-backed securities	9,500		9,500
Total Cash Equivalents	$62,214	$52,714	$9,500	$—

Investment Securities:
U.S. government agency-backed securities	$22,388	$—	$22,388	$—
Corporate debt securities	51,547	—	51,547	—
Municipal bonds	6,189	—	6,189	—
Total Investment Securities	$80,124	$—	$80,124	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of March 31, 2016:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$33,981	$15	$(12)	$33,984
Corporate debt securities	51,916	48	(112)	51,852
Municipal bonds	4,177	6	(1)	4,182
Total Investment Securities	$90,074	$69	$(125)	$90,018

The Company's investment securities as of March 31, 2016, will reach maturity between April 2016 and July 2026, with a weighted-average maturity date in May 2017.

Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other liabilities consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued manufacturing costs	$3,062	$2,412
Accrued payroll	465	1,332
Accrued medical facility fees	146	282
Accrued patient treatment costs	235	333
Accrued property and equipment purchases	560	—
Accrued other	901	721
Total accrued expenses	$5,369	$5,080

NOTE 5 - DEBT

On March 10, 2016 (the Closing Date), the Company, entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules), as agent and a lender, Hercules Technology II, L.P., as a lender, and Hercules Technology III, L.P., as a lender, under which the Company borrowed $15.0 million on the Closing Date and may borrow an additional $5.0 million on or prior to September 15, 2016. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee and the Company’s achievement of specified milestones in the Loan Agreement (the Milestones), the Company may borrow an additional $10.0 million through March 15, 2017. The Company intends to use the proceeds received under the Loan Agreement for funding the build-out of our manufacturing facilities and general corporate purposes.
The interest rate will be calculated at a rate equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.50%, and (ii) 9.35%.  Payments under the Loan Agreement are interest only for 18 months from the Closing Date, extendable to 24 months upon the Company achieving the Milestones. The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 months schedule through the maturity date of March 1, 2020 (the “Loan Maturity Date”); provided that if the Milestones are achieved, the Company will make equal monthly payments of principal and interest amortized over a 24 months schedule through the Loan Maturity Date. The remaining principal balance will be due and payable on the Loan Maturity Date.  In addition, upon the Loan Maturity date or such earlier date specified in the Loan Agreement, a final payment equal to $1,216,250 (the Final Facility Charge), plus, subject to and contingent on the funding of the additional $5.0 million loan advance, $173,750; plus, subject to and contingent on the funding of the additional $10.0 million loan advance, $695,000. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.
If the Company prepays the loan, including interest, prior to December 31, 2016, there will be no prepayment penalty. If the Company prepays the loan, including interest, after January 1, 2017 but prior to the date that is 24 months following the Closing Date, it will pay Hercules a prepayment charge based on a prepayment fee equal to 2.00% of the amount prepaid; if the prepayment occurs thereafter, it will pay Hercules a prepayment charge based on a prepayment fee equal to 1.00% of the amount prepaid. The prepayment charge is also applicable upon the occurrence of a change of control of the Company. In addition to a prepayment charge, if any, the Company will pay Hercules the Final Facility Charge.
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
The Company paid expenses related to the Loan Agreement of $199,000, which, along with the Final Facility Charge of $1,216,250, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. Deferred financing costs of $1,415,250 will be amortized over the term of the loan, and included in interest expense. During the three months ended March 31, 2016, interest expense included $28,000 of amortized deferred financing costs.

NOTE 6 - SHARE-BASED COMPENSATION

At March 31, 2016, the Company had share-based awards outstanding under four share-based compensation plans as follows:

The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of March 31, 2016, 151,410 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2006 Plan to purchase common stock of the Company. The 2006 Plan was terminated by the Board in October 2014.
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of March 31, 2016, 2,211,515 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2011 Plan to purchase common stock of the Company. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
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
The 2014 Employee Stock Purchase Plan (the ESPP) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase our common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of our common stock, pursuant to purchase rights granted to our employees. No shares were purchased under the ESPP during the periods presented.

A summary of activity within the ESPP follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Deductions from employees	$98	$101
Share-based compensation expense recognized	$65	$—
Remaining share-based compensation expense	$180	$—

The Company granted options to purchase 895,124 shares of its common stock during the three months ended March 31, 2016.
The fair value of the option grants during the three months ended March 31, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2016	2015
Expected volatility	72.1%	91.2%
Expected term (in years)	6.08	6.08
Risk-free interest rate	1.87%	1.60%
Expected dividend yield	—%	—%

At March 31, 2016, there was $34.4 million of unrecognized compensation expense related to unvested stock options and stock that is expected to be recognized over a weighted-average period of 3.0 years.

During the three months ended March 31, 2016 and 2015, the Company received cash proceeds from the exercise of stock options of approximately $113,000 and $2,000, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $0.7 million and $0.1 million, respectively.

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2016:

	Options	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	(in thousands) Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	3,628,973	$10.32	8.03	$39,021
Granted	895,124	$18.41
Exercised	(43,043)	$2.63
Canceled or forfeited	(13,642)	$15.83
Outstanding at March 31, 2016	4,467,412	$12.00	8.20	$11,492
Exercisable at March 31, 2016	1,922,004	$6.14	6.92	$9,880
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2016.

At March 31, 2016 and December 31, 2015, there were 88,236 shares of unvested common stock outstanding.

NOTE 7 - GRANT REVENUE
NIH Grant
During both 2015 and 2016, the Company was awarded $0.3 million, under grants from the National Institutes of Health (NIH). The awards cover the period from April 2015 through March 2017. The awards were made pursuant to the authority of 42 USC 241 42 CFR 52, and are subject to the requirements of the statute. Funds spent on the grant are reimbursed through monthly reimbursement requests. Funds spent under the grant were approximately $0.1 million in the three month periods ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, the Company had a receivable of $25,200 and $57,000, respectively, pursuant to the grants.

NOTE 8 - LICENSE AGREEMENTS

License Agreements - Baylor

In March 2016, the Company and Baylor College of Medicine (BCM) entered into two additional license agreements pursuant to which the Company obtained exclusive rights to technologies and patent rights owned by BCM. The Company paid BCM a non-refundable license fee of $0.1 million, and could incur additional payments upon the achievement of certain milestone events as set forth in the agreement. If the Company is successful in developing any of the licensed technologies, resulting sales would be subject to a royalty payment in the low single digits.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Litigation
The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report, as well as our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

Forward-Looking Statements

This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project," “will," “would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in our Annual Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
We expect to file Investigational New Drug Applications, or INDs, for our three most advanced CAR T and TCR adoptive cell therapy product candidates. INDs for BPX-601 and BPX-701 are expected to be filed during the first half of 2016 and for BPX-401 during the second half of the year. Our IND-enabling activities for each of these preclinical product candidates include manufacturing key components and developing a robust process to produce cell products that comply with regulations of the FDA and other regulatory agencies. We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality. This process is currently being implemented by our third-party contract manufacturers to produce BPX-501 for our clinical trials. We expect to leverage this process, as well as our resources, capabilities and expertise for the manufacture of our CAR-T and TCR product candidates. We expect to begin enrolling patients in Phase 1 trials of BPX-701 and BPX-601 in mid-2016 and BPX-401 in the second half of 2016.

Recent Developments
On March 10, 2016, or the Closing Date, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as agent and a lender, Hercules Technology II, L.P., as a lender, and Hercules Technology III, L.P., as a lender, under which we borrowed $15.0 million on the Closing Date and may borrow an additional $5.0 million on or prior to September 15, 2016. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee and our achievement of specified milestones in the Loan Agreement, we may borrow an additional $10.0 million through March 15, 2017. We intend to use the proceeds received under the Loan Agreement for funding the build-out of our manufacturing facilities and for general corporate purposes.
On February 22, 2016, the Company announced that the FDA granted orphan drug designation for the combination of BPX-501 genetically modified T cells and activator agent rimiducid as "replacement T-cell therapy for the treatment of immunodeficiency and graft versus host disease after allogeneic hematopoietic stem cell transplant." BPX-501 is an adjunct T-cell therapy incorporating the Company's proprietary CaspaCIDe safety switch.

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

Financial Operations Overview
Financial Operations Overview
Revenues
To date, we have only recognized revenue from government grants and we have not generated any product revenue. We have received funds from the National Institutes of Health, or NIH, which was awarded based on the progress of the program being funded. In cases when the grant money is not received until expenses for the program are incurred, we accrue the revenue based on the costs incurred for the programs associated with the grant.
During 2013, we entered into a grant agreement with the NIH. The grant is a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.0 million to date, of which $0.9 million has been received. We accrue the revenue based on the costs incurred for the programs associated with the grant.
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
In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the ongoing scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.
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

Income Taxes

We did not recognize any income tax expense for the three months ended March 31, 2016 or 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015
The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Grant revenues	$92	$107	$(15)
Operating expenses:
Research and development	10,988	5,718	5,270
General and administrative	4,284	2,197	2,087
Total operating expenses	15,272	7,915	7,357
Loss from operations	(15,180)	(7,808)	(7,372)
Other income (expense):
Interest income	227	50	177
Interest expense	(122)	—	(122)
Total other income (expense)	105	50	55
Net loss	$(15,075)	$(7,758)	$(7,317)
Research and Development Expenses
Research and development expenses were $11.0 million and $5.7 million for the three months ended March 31, 2016 and March 31, 2015, respectively. The $5.3 million increase in research and development expenses for the three months ended March 31, 2016, was due to an increase in clinical and manufacturing costs of $2.3 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. The higher research and development expenses were also due to an increase of $1.0 million for IND enabling activities on our product candidates, BPX-601, BPX-701 and BPX-401, plus an increase of $2.0 million of general research and development costs, which includes an increase of $1.6 million in research and development personnel costs, $0.6 million in allocated overhead costs and a decrease of $0.2 million in other costs.
The following table presents our research and development expense by project/category for the periods indicated:

	Three Months Ended March 31,
Product Candidates	2016	2015	Change
	(in thousands)
BPX-401	$176	$—	$176
BPX-501	5,058	2,745	2,313
BPX-601	589	—	589
BPX-701	212	—	212
General	4,953	2,973	1,980
Total	$10,988	$5,718	$5,270
General and Administrative Expenses
General and administrative expenses were $4.3 million for the three months ended March 31, 2016 and $2.2 million for the three months ended March 31, 2015. The $2.1 million increase in G&A expenses for the 2016 period was primarily due to our overall growth, including an increase of $1.4 million in costs related to personnel, of which $0.8 million was attributable to share based compensation expense, higher facility costs and increased legal, accounting and travel expenses.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents and investment securities of $151.8 million and $150.4 million, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
On March 10, 2016, we entered into a term loan arrangement with Hercules Capital, Inc. as agent and lender, and borrowed $15.0 million on the closing date. We have the ability to borrow another $5.0 million on or prior to September 15, 2016, and, subject to the achievement of specified milestones in the loan agreements and approval by the loan committee, may borrow another $10 million through March 15, 2017. We intend to use the proceeds to fund the build-out of our manufacturing facilities, and for general corporate purposes.
We will make monthly interest only payments through September 2017. The interest only feature can be extended for an additional six months if we achieve the specified milestones. After the expiration of the interest only period, we will repay the loan over the remaining term of the loan, through its final maturity date of March 1, 2020.
We incurred issuance costs of $0.2 million, and have accrued an additional $1.2 million for a facility charge which is payable at the earlier of the repayment of the loan in full or the final maturity date. The $1.4 million debt issuance costs will be recognized over the term of the loan as additional interest expense.
We will pay interest on the loan at the greater of either (i) 9.35% plus the prime rate as reported in the Wall Street Journal minus 3.5% and (ii) 9.35%. For additional information about the loan, see Note 5 - Debt to the unaudited financial statements included herein.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Net cash used in operating activities	$(11,237)	$(7,025)	$(4,212)
Net cash used in investing activities	(12,125)	(933)	(11,192)
Net cash provided by (used in) financing activities	14,911	(6)	14,917
Net change in cash and cash equivalents	$(8,451)	$(7,964)	$(487)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2016 was comprised of a net loss of $15.1 million, which included depreciation expense of $0.5 million and share-based compensation expense of $3.1 million. Net cash used in operating activities was also comprised of the following primary components: a decrease in receivables of $0.1 million and a decrease in prepaid expenses and other assets of $0.1 million.
Net cash used in operating activities for the three months ended March 31, 2015, was comprised of a net loss of $7.8 million, which included depreciation expense of $0.2 million and share-based compensation expense of $1.5 million. Net cash used in operating activities was also comprised of the following primary components: a decrease in receivables of $0.2 million, a decrease in other assets of $1.0 million and a decrease in accounts payable and other liabilities of $1.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 was $12.1 million, consisting of the purchase of investment securities of $21.0 million, offset by the proceeds from sale of investment securities of $11.2 million and the purchase of property and equipment of $2.3 million. Net cash used in investing activities for the three months ended March 31, 2015 consisted of $0.9 million, which was derived solely from the purchase of property and equipment.

Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2016 was $14.9 million, which was derived from borrowings on long-term debt of approximately $15.0 million, payment of debt issuance costs of approximately $0.2 million, and $0.1 million of proceeds from the exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2015 was $6,000, which was derived from $2,000 of proceeds from exercise of stock options, offset by $8,000 of expenses related to our December 2014 initial public offering.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. In addition, we expect to use capital to expand our manufacturing capabilities.
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of BPX-501 or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing medical treatments, including, but not limited to, the uncertainty of:

•	successful enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others; and

•	market acceptance of our products, if and when approved.
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

Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2016 will enable us to fund our operating expenses and capital expenditure requirements through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of BPX-501, BPX-701, BPX-601 and BPX-401, and any other product candidates;

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

•	incur additional costs associated with being a public company.

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2016 were as follows:

	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
License agreements (1)	$140,236	$1,858	$6,361	$19,695	$112,322
Operating lease agreements (2)	7,953	1,868	3,877	2,208	—
Manufacturing arrangements (3)	4,935	4,769	166	—	—
Toxicology studies (4)	1,648	1,648	—	—	—
Equipment lease agreements (5)	267	50	99	99	19
Sponsored research agreements (6)	235	122	113	—	—
Other	1,688	1,688	—	—	—
Total contractual obligations	$156,962	$12,003	$10,616	$22,002	$112,341

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

(3)
Manufacturing arrangements - We have entered into several manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(4)	Toxicology studies - We have entered into several toxicology arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(5)	Capital lease agreements - We have entered into several office capital lease agreements with various terms. The commitments include equipment, maintenance and supplies.

(6)
Sponsored research agreements - During 2015, we entered into two separate sponsored research agreements to undertake research which is of mutual interest to all parties. One agreement includes a commitment over 14 months and the other includes a commitment over a three-year period.

Recent Accounting Pronouncements
See Note 2 to the Notes to Unaudited Financial Statements in "Item 1 - Financial Statements" in this Quarterly Report for discussion regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of March 31, 2016, we had cash, cash equivalents and investment securities of $151.8 million. Our cash, cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2016 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of March 31, 2016, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our

Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report and in other reports we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On December 23, 2014, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1(File Nos. 333-200328 and 333-201031), which was declared effective by the SEC on December 17, 2014.

As of March 31, 2016, we have used the net offering proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. We are holding the balance of the net proceeds from the offering in cash, cash equivalents and investment securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b) under the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 9, 2016	By:	/s/ Thomas J. Farrell
Thomas J. Farrell
President and Chief Executive Officer

Date: May 9, 2016	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(3)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1	Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated March 10, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.