Form 10-Q
period 2016-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2016-08-08
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of July 29, 2016, there were 27,048,639 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Balance Sheets
(In thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,549	$70,241
Investment securities, available for sale - short-term	56,025	23,820
Accounts receivable, interest and other receivables	382	440
Prepaid expenses and other current assets	2,223	2,389
Total current assets	108,179	96,890
Investment securities, available for sale - long-term	30,999	56,304
Property and equipment, net	10,512	6,882
Other assets	240	330
TOTAL ASSETS	$149,930	$160,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980	$2,106
Accrued expenses and other current liabilities	5,367	5,080
Current portion of capital lease obligation	18	13
Current portion of deferred rent	246	246
Total current liabilities	6,611	7,445
Long-term liabilities:
Long-term debt	14,951	—
Capital lease obligation	140	118
Deferred rent and other liabilities	741	826
TOTAL LIABILITIES	22,443	8,389
Commitments and contingencies: (Note: 9)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015, 27,720,406 shares issued and 27,042,943 shares outstanding at June 30, 2016; 27,609,344 shares issued and 26,931,881 shares outstanding at December 31, 2015	277	276
Treasury stock: 677,463 shares held at June 30, 2016 and December 31, 2015	(5,056)	(5,056)
Additional paid-in capital	325,246	318,591
Accumulated other comprehensive income (loss)	96	(302)
Accumulated deficit	(193,076)	(161,492)
Total stockholders’ equity	127,487	152,017
Total liabilities and stockholders’ equity	$149,930	$160,406

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.
 Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Grants	$101	$84	$193	$191
Total revenues	101	84	193	191
OPERATING EXPENSES
Research and development	12,181	8,012	23,169	13,730
General and administrative	4,179	2,777	8,463	4,974
Total operating expenses	16,360	10,789	31,632	18,704
Loss from operations	(16,259)	(10,705)	(31,439)	(18,513)
OTHER INCOME (EXPENSE):
Interest income	236	171	463	221
Interest expense	(486)	—	(608)	—
Total other income (expense)	(250)	171	(145)	221
NET LOSS	$(16,509)	$(10,534)	$(31,584)	$(18,292)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.61)	$(0.40)	$(1.17)	$(0.70)
Weighted-average shares outstanding, basic and diluted	26,910,284	26,268,610	26,896,405	26,264,025

Net loss	$(16,509)	$(10,534)	$(31,584)	$(18,292)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	152	(204)	398	(204)
Comprehensive loss	$(16,357)	$(10,738)	$(31,186)	$(18,496)

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,584)	$(18,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	6,183	3,636
Depreciation expense	951	375
Amortization of premium on investment securities, net	340	169
Amortization of lease liability	(85)	(22)
Amortization of deferred financing costs	150	—
Loss on disposition of fixed assets	20	—
Changes in operating assets and liabilities:
Receivables	58	(164)
Prepaid expenses and other assets	256	(945)
Accounts payable	(1,126)	(395)
Accrued liabilities and other	287	(513)
NET CASH USED IN OPERATING ACTIVITIES	(24,550)	(16,151)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(22,700)	(73,619)
Proceeds from sale of investment securities	15,858	2,327
Purchases of property and equipment	(4,567)	(2,746)
CASH USED IN INVESTING ACTIVITIES	(11,409)	(74,038)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock - ESPP	188	159
Proceeds from exercise of stock options	285	82
Proceeds from notes payable	15,000	—
Payment of debt issuance costs	(199)	—
Payment of issuance costs on common stock	—	(8)
Payment on capital lease obligation	(7)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,267	233
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,692)	(89,956)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,241	191,602
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,549	$101,646
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$342	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation incurred for property and equipment	$34	$—
Purchases of property and equipment in accounts payables and accrued liabilities	$1,119	$—
Accrued issuance costs for long-term debt	$1,216	$—

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc., the Company or Bellicum, was incorporated in Delaware in July 2004 and is based in Houston, Texas. The Company is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. The Company is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR T and TCR cell therapy. The Company has not generated any revenue from product sales to date and does not anticipate generating revenues from product sales in the foreseeable future.

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

	As of June 30,
Common Stock Equivalents:	2016	2015
	Number of shares
Warrants to purchase common stock	—	355,392
Unvested shares of restricted stock	88,236	117,647
Options to purchase common stock	4,518,961	3,541,577
	4,607,197	4,014,616

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
The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates its classification as of each balance sheet date. All investment securities owned during the six months ended June 30, 2016, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the Statements of Operations and Comprehensive Income Loss.
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
Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In the first quarter of 2016, the Company adopted ASU No. 2015-03.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” ASU 2016-01 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on the Company’s statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation.” ASU 2016-09 simplifies accounting for share-based compensation arrangements, primarily as it relates to accounting for the income tax effects of share-based compensation. Under the pronouncement, an entity can make an entity-wide accounting policy decision to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures as they occur. The pronouncement is effective for annual periods beginning after December 31, 2016, and interim periods within those annual periods. Earlier application is permitted in any interim or annual period. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of this pronouncement on the Company’s statements.
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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

		Fair Value Measurements at Reporting Date
	Balance at June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$35,472	$35,472	$—	$—
Corporate debt securities	2,900	—	2,900	—
Total Cash Equivalents	$38,372	$35,472	$2,900	$—

Investment Securities:
U.S. government agency-backed securities	$33,983	$—	$33,983	$—
Corporate debt securities	48,882	—	48,882	—
Municipal bonds	4,159	—	4,159	—
Total Investment Securities	$87,024	$—	$87,024	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$52,714	$52,714	$—	$—
U.S. government agency-backed securities	9,500	—	9,500	—
Total Cash Equivalents	$62,214	$52,714	$9,500	$—

Investment Securities:
U.S. government agency-backed securities	$22,388	$—	$22,388	$—
Corporate debt securities	51,547	—	51,547	—
Municipal bonds	6,189	—	6,189	—
Total Investment Securities	$80,124	$—	$80,124	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of June 30, 2016:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$33,956	$31	$(4)	$33,983
Corporate debt securities	48,816	101	(35)	48,882
Municipal bonds	4,156	4	(1)	4,159
Total Investment Securities	$86,928	$136	$(40)	$87,024

The Company's investment securities as of June 30, 2016, will reach maturity between July 2016 and January 2019, with a weighted-average maturity date in May 2017.

Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued liabilities and other liabilities consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued manufacturing costs	$1,585	$2,412
Accrued payroll	896	1,332
Accrued property and equipment purchases	943	139
Accrued patient treatment costs	296	333
Accrued medical facility fees	159	282
Accrued other	1,488	582
Total accrued expenses and other current liabilities	$5,367	$5,080

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
The Company paid expenses related to the Loan Agreement of $199,000, which, along with the Final Facility Charge of $1,216,250, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. Deferred financing costs of $1,415,250 will be amortized over the term of the loan, and included in interest expense. During the three and six months ended June 30, 2016, interest expense included $122,000 and $150,000, respectively, of amortized deferred financing costs.

NOTE 6 - SHARE-BASED COMPENSATION

At June 30, 2016, the Company had share-based awards outstanding under four share-based compensation plans as follows:

The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of June 30, 2016, 151,410 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2006 Plan to purchase common stock of the Company. The 2006 Plan was terminated by the Board in October 2014.
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of June 30, 2016, 2,141,616 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2011 Plan to purchase common stock of the Company. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
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
The 2014 Employee Stock Purchase Plan (the ESPP) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase our common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of our common stock, pursuant to purchase rights granted to our employees. During the six months ended June 30, 2016, 17,115 shares were purchased under the ESPP and the company received $0.2 million in proceeds.

A summary of activity within the ESPP follows:	Six months ended June 30,
	2016	2015
	(in thousands)
Deductions from employees	$188	$159
Share-based compensation expense recognized	$133	$109
Remaining share-based compensation expense	$134	$300

The Company granted options to purchase 145,333 and 1,040,457 shares of its common stock during the three and six months ended June 30, 2016. The fair value of the option grants during the six months ended June 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2016	2015
Expected volatility	72.0%	91.2%
Expected term (in years)	6.08	6.08
Risk-free interest rate	1.81%	1.60%
Expected dividend yield	—%	—%

At June 30, 2016, there was $32.0 million of unrecognized compensation expense related to unvested stock options and stock that is expected to be recognized over a weighted-average period of 2.8 years.

During the three and six months ended June 30, 2016, the Company received cash proceeds from the exercise of stock options of approximately $0.2 million and $0.3 million, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2016 was $0.4 million and $1.1 million, respectively.

Share-based compensation for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
General and administrative	$1,374	$962	$2,760	$1,561
Research and development	1,744	1,186	3,423	2,075
Total	$3,118	$2,148	$6,183	$3,636

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2016:

	Options	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	(in thousands) Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	3,628,973	$10.32	8.03	$39,021
Granted	1,040,457	$17.49
Exercised	(93,947)	$3.04
Canceled or forfeited	(56,522)	$12.39
Outstanding at June 30, 2016	4,518,961	$12.10	8.01	$19,699
Exercisable at June 30, 2016	2,042,365	$7.01	6.83	$15,798
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2016.

At June 30, 2016 and December 31, 2015, there were 88,236 shares of unvested common stock outstanding.

NOTE 7 - GRANT REVENUE
NIH Grant
During both 2015 and 2016, the Company was awarded $0.3 million, under grants from the National Institutes of Health (NIH). The awards cover the period from April 2015 through March 2017. The awards were made pursuant to the authority of 42 USC 241 42 CFR 52, and are subject to the requirements of the statute. Funds spent on the grant are reimbursed through monthly reimbursement requests. Funds spent under the grant were approximately $0.1 million and $0.2 million during the three and six month periods ended June 30, 2016, respectively. As of June 30, 2016 and December 31, 2015, the Company had a receivable of $5,400 and $57,000, respectively, pursuant to the grants.

NOTE 8 - LICENSE AGREEMENTS

License Agreements - Baylor

In March 2016, the Company and Baylor College of Medicine (“BCM”) entered into two additional license agreements pursuant to which the Company obtained exclusive rights to technologies and patent rights owned by BCM. The Company paid BCM a non-refundable license fee of $0.1 million, and could incur additional payments upon the achievement of certain milestone events as set forth in the agreement. If the Company is successful in developing any of the licensed technologies, resulting sales would be subject to a royalty payment in the low single digits.

License Agreements - Leiden

In May 2016, the Company and Academisch Ziekenhuis Leiden (“Leiden”) entered into a research collaboration agreement pursuant to which the Company will provide Leiden with financial support for research to discover and validate high-affinity TCR product candidates targeting several cancer-associated antigens.

The Company agreed to pay Leiden an aggregate of EURO 2,547,415 in quarterly installments during the three-year term of the research, which will be recognized as services are incurred. During the three and six months ended June 30, 2016, $0.1 million of research services were recognized. With respect to any inventions arising from the research that are relevant to or useful for any high affinity TCR that is studied in the research, Leiden granted the Company an exclusive option to obtain an exclusive, worldwide license to practice and exploit such inventions. The parties agreed to negotiate in good faith the commercially reasonable terms of each such license agreement entered into between the parties, based on terms similar to those set forth in the previously executed license agreement between the parties and those specified in the agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Litigation
The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

NOTE 10 - SUBSEQUENT EVENTS

On July 11, 2016, the Company entered into a First Amendment to Lease Agreement (the “Lease Amendment”) with Life Science Plaza Investment Group, LP, as successor-in-interest to Sheridan Hills Developments, L.P. (the “Original Landlord”) to amend the Lease Agreement, dated May 6, 2015, between the Company and the Original Landlord (the “Lease”). Pursuant to the Lease Amendment, the initial term of the Lease was extended to August 31, 2026 and the Company leased an aggregate of 3,328 additional square feet (the “Expansion Space”). For the Expansion Space, the Company is required to remit base monthly rent of approximately $5,800, which will increase at an average approximate rate of 5% per year.

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
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that can control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better safety and efficacy outcomes than are seen with current cellular immunotherapies.

We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including hematopoietic stem cell transplantation, or HSCT, chimeric antigen receptor T cell therapy, or CAR Ts, and T cell receptors, or TCRs. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections due to the lack of an effective immune system following a transplant. CAR T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs, or TCRs which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR T cell therapies. These toxicities include instances in which the CAR T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome”, neurologic toxicities and cases in which they have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. In solid tumors, where the behavior of CAR T cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced CAR T cell approaches called “armored CARs” that raise even greater safety concerns.

Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells, and an “activation switch,” designed to stimulate activation and in some cases proliferation and/or persistence of the immunotherapy cells. Each of our product candidates incorporates one of these switches, for enhanced, real time control of safety and efficacy:

•
CaspaCIDe is our safety switch, incorporated into our HSCT, and in certain of our TCR, product candidates, where it is inactive unless the patient experiences a serious side effect. In that event, rimiducid is administe red to fully or partially eliminate the cells, with the goal of terminating or attenuating the therapy and resolving the serious side effect.

•
Our “Go” switch incorporated into our GoCAR T product candidates is designed to allow control of the activation and proliferation of the T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR T cells is designed to be attenuated by extending the interval between rimiducid doses, reducing the dosage per infusion, or suspending further rimiducid administration.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our lead clinical product candidate is described below.

•
BPX-501. We are developing a CaspaCIDe product candidate, BPX-501, as an adjunct T cell therapy administered after allogeneic HSCT. BPX-501 is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HSCT procedure. BPX-501 addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of uncontrolled GvHD.

In addition, our preclinical product candidates are designed to overcome the current limitations of CAR T and TCR therapies and include the following:

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

•
BPX-601 is a GoCAR T product candidate containing our proprietary iMC, inducible MyD88/CD40, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. The initial planned indication for BPX-601 development is non-resectable pancreatic cancer.

On January 11, 2016, we submitted required documentation, for our two most advanced CAR T and TCR adoptive cell therapy product candidates, BPX-601 and BPX-701, for review by the National Institutes of Health, or NIH, Recombinant DNA Advisory Committee (RAC). Public review of those programs occurred at the RAC Meeting on March 9, 2016.

We filed Investigational New Drug Applications, or INDs, for BPX-601 and BPX-701, in the second quarter of 2016. Both INDs have been allowed and we are in final preparation for these product candidates to begin clinical studies.

We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality, which is currently being used by our third-party contract manufacturers to produce BPX-501 for our clinical trials. We are leveraging this process, as well as our resources, capabilities and expertise for the manufacture of our CAR T and TCR product candidates.
Recent Developments

On July 11, 2016, we entered into a first amendment to our lease agreement with Life Science Plaza Investment Group, LP, as successor-in-interest to Sheridan Hills Developments, L.P., or the Original Landlord, to amend the Lease Agreement, dated May 6, 2015, between the Original Landlord and us. Pursuant to the first amendment, the initial term of the lease was extended to August 31, 2026 and we leased an aggregate of 3,328 additional square feet, or the “Expansion Space”. For the expansion space, we are required to remit base monthly rent of approximately $5,800, which will increase at an average approximate rate of 5% per year. See Note 10.

In July 2016, the Company decided to support CD19 programs designed to establish clinical proof of concept for CaspaCIDe in the CD19 setting being advanced by two of our academic collaborators, in place of advancing BPX-401. The Company believes that this strategy allows a cost-effective and differentiated approach to the highly competitive landscape of CD19-targeted therapies in development.

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
During 2013, we entered into a grant agreement with the NIH. The grant is a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.3 million to date, of which $1.0 million has been received. We accrue the revenue based on the costs incurred for the programs associated with the grant.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to conduct our ongoing and planned clinical trials for BPX-501, BPX-601 and BPX-701 and as we selectively develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.
The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient clinical trial costs;

•	the number of patients that participate in the clinical trials;

•	the number of sites included in the clinical trials;

•	the process of collection, differentiation, selection and expansion of immune cells for our cellular immuno-therapies;

•	the countries in which the clinical trials are conducted;

•	the outcomes of our clinical trials;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidates.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance, accounting, business and commercial development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, insurance costs and professional fees for consultancy, legal, accounting, audit and investor relations.
We anticipate that our general and administrative expenses will increase in the future to support our growth, expanding research and development activities, potential commercialization of our product candidates and costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel, facilities and fees to outside consultants, lawyers and accountants, among other expenses.

Income Taxes

We did not recognize any income tax expense for the three and six months ended June 30, 2016 or 2015.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
The following table sets forth our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Grant revenues	$101	$84	$17	$193	$191	$2
Operating expenses:
Research and development	12,181	8,012	4,169	23,169	13,730	9,439
General and administrative	4,179	2,777	1,402	8,463	4,974	3,489
Total operating expenses	16,360	10,789	5,571	31,632	18,704	12,928
Loss from operations	(16,259)	(10,705)	(5,554)	(31,439)	(18,513)	(12,926)
Other income (expense):
Interest income	236	171	65	463	221	242
Interest expense	(486)	—	(486)	(608)	—	(608)
Total other income (expense)	(250)	171	(421)	(145)	221	(366)
Net loss	$(16,509)	$(10,534)	$(5,975)	$(31,584)	$(18,292)	$(13,292)

Research and Development Expenses
Research and development expenses were $12.2 million and $8.0 million for the three months ended June 30, 2016 and June 30, 2015, respectively. The $4.2 million increase in research and development expenses for the three months ended June 30, 2016, was due to an increase in clinical and manufacturing costs of $4.5 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. The higher research and development expenses were also due to an increase of $0.9 million for IND enabling activities on our product candidates, BPX-601 and BPX-701, partially offset by a decrease of $1.2 million in general research and development costs, primarily due to a change order agreed to with a service provider that reduced our work commitment and financial obligations.
Research and development expenses were $23.2 million and $13.7 million for the six months ended June 30, 2016 and 2015, respectively. The $9.4 million increase in research and development expenses for the six months ended June 30, 2016, was due to an increase in clinical and manufacturing costs of $6.9 million related to BPX -501, primarily due to increased patient enrollment in our clinical trials. The increase in research and development expenses is also due to an increase of $1.7 million related to IND enabling activities on BPX-601; plus an increase of $0.8 million in general research and development costs which includes personnel costs and allocated overhead costs.
The following table presents our research and development expense by project/category for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
Product Candidates	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
BPX-501	$7,447	$2,899	$4,548	$12,505	$5,645	$6,860
BPX-601	1,310	167	1,143	1,899	192	1,707
BPX-701	68	339	(271)	280	358	(78)
General	3,356	4,607	(1,251)	8,485	7,535	950
Total	$12,181	$8,012	$4,169	$23,169	$13,730	$9,439
General and Administrative Expenses
General and administrative, or G&A, expenses were $4.2 million and $8.4 million for the three and six months ended June 30, 2016, respectively, and $2.8 million and $5.0 million for the three and six months ended June 31, 2015, respectively. The increase in G&A expenses of $1.4 million and $3.5 million for the three and six months ended June 30, 2016, respectively, was primarily due to our overall growth, including an increase in costs related to personnel, higher facility costs and increased legal, accounting and travel expenses.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents and investment securities of $136.6 million and $150.4 million, respectively. Cash in excess of near term requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
On March 10, 2016, we entered into a term loan arrangement with Hercules Capital, Inc. as agent and lender, and borrowed $15.0 million on the closing date. We have the ability to borrow another $5.0 million on or prior to September 15, 2016, and, subject to the achievement of specified milestones in the loan agreements and approval by Hercules' investment committee, may borrow another $10 million through March 15, 2017. We intend to use the proceeds to fund the build-out of our manufacturing facilities, and for general corporate purposes.
We are required to make monthly interest only payments through September 2017. The interest only feature can be extended for an additional six months if we achieve specified milestones. After the expiration of the interest only period, we are required to repay the loan over the remaining term of the loan, through its final maturity date of March 1, 2020.

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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Net cash used in operating activities	$(24,550)	$(16,151)	$(8,399)
Net cash used in investing activities	(11,409)	(74,038)	62,629
Net cash provided by financing activities	15,267	233	15,034
Net change in cash and cash equivalents	$(20,692)	$(89,956)	$69,264
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2016 was comprised of a net loss of $31.6 million, which included depreciation expense of $1.0 million and share-based compensation expense of $6.2 million. Net cash used in operating activities was also primarily comprised of the following primary components: a decrease in receivables of $0.1 million, a decrease in prepaid expenses and other assets of $0.3 million and a decrease in accounts payable and other liabilities of $0.8 million.
Net cash used in operating activities for the six months ended June 30, 2015, was comprised of a net loss of $18.3 million, which included depreciation expense of $0.4 million and share-based compensation expense of $3.6 million. Net cash used in operating activities was also primarily comprised of the following primary components: a decrease in receivables of $0.2 million, a decrease in other assets of $0.9 million and a decrease in accounts payable and other liabilities of $0.9 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $11.4 million, consisting of the purchase of investment securities of $22.7 million, offset by the proceeds from sale of investment securities of $15.9 million and the purchase of property and equipment of $4.6 million. Net cash used in investing activities for the six months ended June 30, 2015 consisted of $74.0 million, consisting of the purchase of investment securities of $73.6 million, offset by proceeds from the sale of investment securities of $2.3 million and purchases of property and equipment of $2.7 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2016 was $15.3 million, which was derived from borrowings on long-term debt of approximately $15.0 million, payment of debt issuance costs of approximately $0.2 million, proceeds from the exercise of stock options of $0.3 million and proceeds of $0.2 million from employee purchases of common stock under the ESPP. Net cash provided by financing activities for the six months ended June 30, 2015 was $0.2 million, which was derived primarily from proceeds from employee purchases of common stock under the ESPP.
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

•	successful enrollment in, and successful completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others; and

•	market acceptance of our products, if and when approved.
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
Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of BPX-501, BPX-701 and BPX-601 and any other product candidates;

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

•	incur additional costs associated with being a public company.

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2016 were as follows:

	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
License agreements (1)	$143,634	$1,568	$6,976	$20,395	$114,695
Long-term debt obligations (2)	15,000	—	10,128	4,872	—
Operating lease agreements (3)	14,638	1,927	4,052	2,703	5,956
Manufacturing arrangements (4)	3,004	2,274	730	—	—
Sponsored research agreements (5)	2,995	988	2,007	—	—
Preclinical studies (6)	630	630	—	—	—
Capital lease agreements (7)	279	55	109	109	6
Other	453	370	83	—	—
Total contractual obligations	$180,633	$7,812	$24,085	$28,079	$120,657

(1)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by this license. The obligations listed in the table above represent estimates of when the milestones will be achieved. The milestones may not be completed when estimated or at all. See Note 12 to the audited financial statements included in our Annual Report.

(2)
Long-term debt obligations - Obligations under our credit facility. See Note 5 to the unaudited financial statements included herein and Note 15 to the audited financial statements included in our Annual Report.

(3)
Operating lease agreements - The amounts above are comprised of one five-year lease agreement, and one 11-year lease agreement. The first lease will expire on January 31, 2020 and the second lease expires on August 31, 2026. See Note 12 to the audited financial statements included in our Annual Report.

(4)
Manufacturing arrangements - We have entered into a number of manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(5)
Sponsored research agreements - We entered into a number of separate sponsored research agreements to undertake research which is of mutual interest to all parties. The various commitments range from 14 months to three years.

(6)	Preclinical studies - We have entered into a number of preclinical studies with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(7)
Capital lease agreements - We have entered into a number of office capital lease agreements with various terms. The commitments include equipment, maintenance and supplies. See Note 12 to the audited financial statements included in our Annual Report.

Recent Accounting Pronouncements
See Note 2 to the Notes to Unaudited Financial Statements in “Item 1 - Financial Statements” in this Quarterly Report for discussion regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2016, we had cash, cash equivalents and investment securities of $136.6 million. Our cash, cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2016 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2016, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

As of June 30, 2016, we have used the net offering proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. We are holding the balance of the net proceeds from the offering in cash, cash equivalents and investment securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b) under the Securities Act.

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

Bellicum Pharmaceuticals, Inc.

Date: August 8, 2016	By:	/s/ Thomas J. Farrell
Thomas J. Farrell
President and Chief Executive Officer

Date: August 8, 2016	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(3)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1+	Consulting Agreement, by and between the Registrant and Kevin M. Slawin, M.D., dated May 18, 2016.

10.2*	Sponsored Research Agreement No. 2, by and between the Registrant and Academish Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre, dated May 20, 2016.

10.3	First Amendment to Lease Agreement, by and between the Registrant and Life Science Plaza Investment Group, LP, as successor-in-interest to Sheridan Hills Developments, L.P., dated July 11, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.