Form 10-Q
period 2016-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2016-11-09
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of October 28, 2016, there were 27,105,698 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Balance Sheets
(In thousands, except share and par value amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,694	$70,241
Investment securities, available for sale - short-term	56,613	23,820
Accounts receivable, interest and other receivables	305	440
Prepaid expenses and other current assets	1,975	2,389
Total current assets	107,587	96,890
Investment securities, available for sale - long-term	23,791	56,304
Property and equipment, net	11,064	6,882
Other assets	262	330
TOTAL ASSETS	$142,704	$160,406
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,618	$2,106
Accrued expenses and other current liabilities	6,796	5,080
Current portion of capital lease obligation	19	13
Current portion of deferred rent	246	246
Total current liabilities	8,679	7,445
Long-term liabilities:
Long-term debt	20,076	—
Capital lease obligation	136	118
Deferred rent and other liabilities	726	826
TOTAL LIABILITIES	29,617	8,389
Commitments and contingencies: (Note: 9)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at September 30, 2016 and December 31, 2015, 27,774,415 shares issued and 27,096,952 shares outstanding at September 30, 2016; 27,609,344 shares issued and 26,931,881 shares outstanding at December 31, 2015	278	276
Treasury stock: 677,463 shares held at September 30, 2016 and December 31, 2015	(5,056)	(5,056)
Additional paid-in capital	328,582	318,591
Accumulated other comprehensive income (loss)	78	(302)
Accumulated deficit	(210,795)	(161,492)
Total stockholders’ equity	113,087	152,017
Total liabilities and stockholders’ equity	$142,704	$160,406

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.
 Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES
Grants	$114	$57	$307	$248
Total revenues	114	57	307	248
OPERATING EXPENSES
Research and development	13,290	9,792	36,459	23,522
General and administrative	4,252	3,882	12,715	8,856
Total operating expenses	17,542	13,674	49,174	32,378
Loss from operations	(17,428)	(13,617)	(48,867)	(32,130)
OTHER INCOME (EXPENSE):
Interest income	224	211	687	432
Interest expense	(515)	—	(1,123)	—
Other expense	—	(2)	—	(2)
Total other income (expense)	(291)	209	(436)	430
NET LOSS	$(17,719)	$(13,408)	$(49,303)	$(31,700)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.66)	$(0.51)	$(1.83)	$(1.21)
Weighted-average shares outstanding, basic and diluted	26,966,630	26,376,456	26,919,984	26,301,914

Net loss	$(17,719)	$(13,408)	$(49,303)	$(31,700)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(18)	—	380	(204)
Comprehensive loss	$(17,737)	$(13,408)	$(48,923)	$(31,904)

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,303)	$(31,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	9,243	5,938
Depreciation expense	1,619	769
Amortization of premium on investment securities, net	449	377
Amortization of lease liability	(100)	(54)
Amortization of deferred financing costs	275	—
Loss on disposition of investment securities	—	14
Loss on disposition of fixed assets	20	2
Changes in operating assets and liabilities:
Receivables	135	(90)
Prepaid expenses and other assets	482	(681)
Accounts payable	(488)	325
Accrued liabilities and other	1,716	1,510
NET CASH USED IN OPERATING ACTIVITIES	(35,952)	(23,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(26,116)	(79,100)
Proceeds from sale of investment securities	25,767	7,743
Purchases of property and equipment	(5,787)	(4,597)
CASH USED IN INVESTING ACTIVITIES	(6,136)	(75,954)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	20,000	—
Payment of debt issuance costs	(199)	—
Proceeds from exercise of stock options	562	—
Proceeds from issuance of common stock - ESPP	188	442
Payment of issuance costs on common stock	—	(8)
Payment on capital lease obligation	(10)	(5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,541	429
NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,547)	(99,115)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,241	191,602
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,694	$92,487
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$710	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued issuance costs for long-term debt	$1,390	$—
Purchases of property and equipment in accounts payables and accrued liabilities	$1,066	$—
Capital lease obligation incurred for property and equipment	$34	$65

See accompanying notes, which are an integral part of these unaudited financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc., the Company or Bellicum, was incorporated in Delaware in July 2004 and is based in Houston, Texas. The Company is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. The Company is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR T and TCR cell therapy. The Company has not generated any revenue from product sales to date and if the Company does not successfully commercialize any of the Company's product candidates, the Company will not be able to generate product revenue or achieve profitability. As of September 30, 2016, the Company had an accumulated deficit of $210.8 million.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying interim financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and follow the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2015 (the Annual Report). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol “BLCM” or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB).

Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per share of common stock attributable to common stockholders for the periods presented, as the effect of including such securities would be anti-dilutive.

	As of September 30,
	2016	2015
Common Stock Equivalents:	Number of shares
Warrants to purchase common stock	—	355,392
Unvested shares of restricted stock	88,236	117,647
Options to purchase common stock	4,501,561	3,547,949
	4,589,797	4,020,988

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
The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates its classification as of each balance sheet date. All investment securities owned during the nine months ended September 30, were classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses included in stockholders’ equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the Statements of Operations and Comprehensive Income (Loss).
An investment security is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment security is below its cost basis and is other than temporary using available evidence. In the event that the cost basis of the investment security exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment security and whether it is more likely than not that the Company would be required to sell the investment security before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of comprehensive income (loss) and establishes a new cost basis in the investment.
Property and Equipment
Property and equipment consists of office furniture, laboratory equipment, computer equipment and software, equipment held under capital leases, and leasehold improvements. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets.

Office furniture	5 years
Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Equipment under capital lease	5 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease

Rent
The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as accrued rent. Any lease incentives received are deferred and amortized over the term of the lease.
Debt Issuance Costs
Costs related to debt issuance are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.
Application of New Accounting Standards

Effective January 1, 2016, the Company adopted the accounting guidance in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. See Note 5 to the unaudited financial statements included herein.

New Accounting Requirements and Disclosures
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases.

This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation,” which simplifies accounting for share-based compensation arrangements, primarily as it relates to accounting for the income tax effects of share-based compensation. Under the pronouncement, an entity can make an entity-wide accounting policy decision to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures as they occur. The pronouncement is effective for annual periods beginning after December 31, 2016, with earlier adoption permitted. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted in any interim or annual period. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

		Fair Value Measurements at Reporting Date
	Balance at September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$40,440	$40,440	$—	$—
Total Cash Equivalents	$40,440	$40,440	$—	$—

Investment Securities:
U.S. government agency-backed securities	$30,781	$—	$30,781	$—
Corporate debt securities	46,624	—	46,624	—
Municipal bonds	2,999	—	2,999	—
Total Investment Securities	$80,404	$—	$80,404	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$52,714	$52,714	$—	$—
U.S. government agency-backed securities	9,500	—	9,500	—
Total Cash Equivalents	$62,214	$52,714	$9,500	$—

Investment Securities:
U.S. government agency-backed securities	$22,388	$—	$22,388	$—
Corporate debt securities	51,547	—	51,547	—
Municipal bonds	6,189	—	6,189	—
Total Investment Securities	$80,124	$—	$80,124	$—

Corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of September 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$30,755	$27	$(1)	$30,781
Corporate debt securities	46,572	81	(29)	46,624
Municipal bonds	2,999	1	(1)	2,999
Total Investment Securities	$80,326	$109	$(31)	$80,404

The Company's investment securities as of September 30, 2016, will reach maturity between October 2016 and January 2019, with a weighted-average maturity date in July 2017.

Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 4 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued manufacturing costs	$1,965	$2,412
Accrued payroll	1,338	1,332
Accrued property and equipment purchases	1,034	139
Accrued patient treatment costs	628	333
Accrued preclinical study costs	521	—
Accrued medical facility fees	159	282
Accrued other	1,151	582
Total accrued expenses and other current liabilities	$6,796	$5,080

NOTE 5 - DEBT
Term Loan
On March 10, 2016, (the Closing Date), the Company, entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules), as agent and a lender, Hercules Technology II, L.P., as a lender and Hercules Technology III, L.P., as a lender, under which the Company borrowed $15.0 million on the Closing Date. On September 15, 2016, the Company, borrowed an additional $5.0 million under the Loan Agreement. Subject to the terms and conditions of the Loan Agreement, including approval by Hercules’ investment committee and the Company’s achievement of specified milestones in the Loan Agreement (the Milestones), the Company may borrow an additional $10.0 million through March 15, 2017. The Company intends to use the proceeds received under the Loan Agreement for funding the build-out of our manufacturing facilities and general corporate purposes.
The interest rate will be calculated at a rate equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.50%, and (ii) 9.35%.  Payments under the Loan Agreement are interest only for 18 months from the Closing Date, extendable to 24 months upon the Company achieving the Milestones. The interest only period will be followed by equal monthly payments of principal and interest amortized over a 30 months schedule through the maturity date of March 1, 2020 (the “Loan Maturity Date”); provided that if the Milestones are achieved, the Company will make equal monthly payments of principal and interest amortized over a 24 months schedule through the Loan Maturity Date. The remaining principal balance will be due and payable on the Loan Maturity Date.  In addition, upon the Loan Maturity date or such earlier date specified in the Loan Agreement, a final payment equal to $1,390,000 (the Final Facility Charge), plus, subject to and contingent on the funding of the additional $10.0 million loan advance, an additional facility charge of $695,000. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than its intellectual property.
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
The Company paid expenses related to the Loan Agreement of $199,000, which, along with the Final Facility Charge of $1,390,000, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. Deferred financing costs of $1,589,000 will be amortized over the term of the loan, and will be included in interest expense. During the three and nine months ended September 30, 2016, interest expense included $125,000 and $275,000, respectively, of amortized deferred financing costs.

NOTE 6 - LEASES
Leases

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

On September 26, 2016, the Company entered into a Second Amendment to Lease Agreement (the “Second Amendment”) with Life Science Plaza Investment Group, LP. Pursuant to the Second Amendment, the Company leased an aggregate of 212 additional square feet of interior mechanical space on the 5th floor of the building, or the “Expansion Space”. For the Expansion Space, the Company is required to remit base monthly rent of approximately $385, which will increase at an average approximate rate of 5% per year to August 31, 2026.

Both lease amendments were evaluated for accounting treatment under ASC 840 - Leases, and determined to be operating leases.

NOTE 7 - SHARE-BASED COMPENSATION

At September 30, 2016, the Company had share-based awards outstanding under four share-based compensation plans as follows:

The 2006 Stock Option Plan (the 2006 Plan) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2016, 146,210 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2006 Plan to purchase common stock of the Company. The 2006 Plan was terminated by the Board in October 2014.
The 2011 Stock Option Plan (the 2011 Plan) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2016, 2,090,845 shares of common stock were reserved for issuance pursuant to outstanding options previously granted under the 2011 Plan to purchase common stock of the Company. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
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
The 2014 Employee Stock Purchase Plan (the ESPP) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of common stock, pursuant to purchase rights granted to the employees. No shares were purchased during the quarter ended September 30, 2016 or 2015.

A summary of activity within the ESPP follows:	Nine months ended September 30,
	2016	2015
	(amounts in thousands)
Deductions from employees	$290	$296
Share-based compensation expense recognized	$208	$166
Remaining share-based compensation expense	$58	$300
Proceeds received by the Company for ESPP	$188	$159
Number of shares purchased by employees under ESPP	17,115	9,829

The Company granted options to purchase 46,000 and 1,086,457 shares of its common stock during the three and nine months ended September 30, 2016, respectively. The fair value of the option grants during the nine months ended September 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Black-Scholes option pricing weighted-average assumptions:	Nine months ended September 30,
	2016	2015
Expected volatility	71.9%	87.3%
Expected term (in years)	6.08	6.08
Risk-free interest rate	1.78%	1.70%
Expected dividend yield	—%	—%

At September 30, 2016, there was $29.3 million of unrecognized compensation expense related to unvested stock options and stock that is expected to be recognized over a weighted-average period of 2.6 years.

During the three and nine months ended September 30, 2016, the Company received cash proceeds from the exercise of stock options of approximately $0.3 million and $0.6 million, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2016 was $0.8 million and $1.9 million, respectively.

Share-based compensation for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
General and administrative	$1,640	$1,336	$5,063	$3,412
Research and development	1,421	966	4,180	2,526
Total	$3,061	$2,302	$9,243	$5,938

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30:

	Options	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	(in thousands) Aggregate Intrinsic Value (1)
Outstanding at December 31, 2015	3,628,973	$10.32	8.03	$39,021
Granted	1,086,457	$17.40
Exercised	(147,956)	$3.79
Canceled or forfeited	(65,913)	$12.34
Outstanding at September 30, 2016	4,501,561	$12.22	7.79	$37,844
Exercisable at September 30, 2016	2,157,935	$7.62	6.71	$27,779

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2016.

At September 30, 2016 and December 31, 2015, there were 88,236 shares of unvested common stock outstanding.

NOTE 8 - GRANT REVENUE
NIH Grants
During both 2015 and 2016, the Company was awarded $0.3 million under grants from the National Institutes of Health (NIH). The awards cover the period from April 2015 through March 2017. The awards were made pursuant to the authority of 42 USC 241 42 CFR 52, and are subject to the requirements of the statute. Funds spent under the grants are reimbursed through monthly reimbursement requests. Funds spent under the grants were approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016 and December 31, 2015, the Company had a receivable of $8,200 and $57,000, respectively, pursuant to the grants.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Litigation
The Company, from time to time, may be involved in litigation relating to claims arising out of its ordinary course of business. Management believes that there are no material claims or actions pending or threatened against the Company.

NOTE 10 - SUBSEQUENT EVENTS

Collaboration Agreement - OPBG

In October 2016, the Company and Ospedale Pediatrico Bambino Gesú (“OPBG”), entered into a collaboration agreement pursuant to which the Company and OPBG agreed to collaborate on research projects and early stage clinical trials for the design and development of various T cell immunotherapies.

As consideration for OPBG’s performance of the research under the agreement and grant of certain licenses to the Company, the Company agreed to fund an aggregate of up to $4.4 million in project costs payable to OPBG or certain third party service providers, as applicable, over the term of the research, estimated to be four years. With respect to any inventions arising from the research, OPBG agreed to grant the Company an exclusive license to any such inventions, the terms of which will be set forth in a separate agreement. In addition, OPBG granted the Company paid-up, worldwide co-exclusive licenses for non-commercial development of OPBG’s CD19 and GD2 CAR-T technologies, as well as paid-up, worldwide exclusive licenses to commercialize its CD19 and GD2 CAR-T technologies, each to be governed by a separate agreement.

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

•
Our “Go” switch incorporated into our GoCAR-T product candidates is designed to allow control of the activation and proliferation of the T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, reducing the dosage per infusion, or suspending further rimiducid administration.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our lead clinical product candidate is described below.

•
BPX-501 We are developing a CaspaCIDe product candidate, BPX-501, as an adjunct T cell therapy administered after allogeneic HSCT. BPX-501 is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HSCT procedure. BPX-501 addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of uncontrolled GvHD.

In the third quarter of 2016 the European Commission (EC) granted orphan drug designations to BPX-501 for treatment in hematopoietic stem cell transplantation (HSCT), and for activator agent rimiducid for the treatment of Graft vs. Host Disease (GvHD). Earlier this year, BPX-501 and rimiducid received orphan drug status from the U.S. Food and Drug Administration (FDA) as a combination replacement T-cell therapy for the treatment of immunodeficiency and graft versus host disease after allogeneic hematopoietic stem cell transplant.

Discussions are ongoing with European Medicines Agency (EMA) and the FDA in regards to approval requirements for BPX-501 and rimiducid. Details regarding specific study endpoints and the data analysis plan are being refined in a formal protocol assistance process with EMA. The Company has also initiated dialogue with the FDA to define a U.S. regulatory pathway. We expect to have guidance from EMA by year end, and anticipate that the FDA regulatory interactions will continue into 2017.

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

On January 11, 2016, we submitted required documentation, for our two most advanced CAR T and TCR adoptive cell therapy product candidates, BPX-601 and BPX-701, for review by the National Institutes of Health, or NIH. We filed Investigational New Drug Applications, or INDs, for BPX-601 and BPX-701, in the second quarter of 2016. Both INDs have been allowed and we are in final preparation for these product candidates to begin clinical studies.

We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality, which is currently being used by our third-party contract manufacturers to produce BPX-501 for our clinical trials. We are leveraging this process, as well as our resources, capabilities and expertise for the manufacture of our CAR T and TCR product candidates.
Recent Developments

On October 31, 2016, we entered into a collaboration agreement with Ospedale Pediatrico Bambino Gesú, or OPBG, pursuant to which we and OPBG agreed to collaborate on research projects and early stage clinical trials for the design and development of various T cell immunotherapies. As consideration for OPBG’s performance of the research under the agreement and grant of certain licenses to us, we agreed to fund an aggregate of up to $4.4 million in project costs payable to OPBG or certain third party service providers, as applicable, over the term of the research, estimated to be four years. With respect to any inventions arising from the research, OPBG agreed to grant us an exclusive license to any such inventions, the terms of which will be set forth in a separate agreement. In addition, OPBG granted us paid-up, worldwide co-exclusive licenses for non-commercial development of OPBG’s CD19 and CAR.GD2 CAR-T technologies, as well as paid-up, worldwide exclusive licenses to commercialize its CD19 and CAR.GD2 CAR-T technologies, each to be governed by a separate agreement.

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
Financial Operations Overview
Revenues
To date, we have only recognized revenue from government grants and we have not generated any product revenue. We have received funds from the National Institutes of Health, or NIH. During 2013, we entered into a grant agreement with the NIH. The grant is a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.3 million to date, of which $1.1 million has been received. We accrue the revenue based on the costs incurred for the program associated with the grant.
In the future, we may generate revenue from a combination of product sales, government or other third-party grants, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
We expect our research and development expenses to increase over the next several years as we progress our business plan which includes conducting ongoing and new clinical trials for BPX-501, BPX-601 and BPX-701 and advancing additional product candidates into clinical development, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and hiring additional personnel to support our research and development efforts.
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
Income Taxes

We did not recognize any income tax expense for the three and nine months ended September 30, 2016 or 2015.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
Grant revenues	$114	$57	$57	$307	$248	$59
Operating expenses:
Research and development	13,290	9,792	3,498	36,459	23,522	12,937
General and administrative	4,252	3,882	370	12,715	8,856	3,859
Total operating expenses	17,542	13,674	3,868	49,174	32,378	16,796
Loss from operations	(17,428)	(13,617)	(3,811)	(48,867)	(32,130)	(16,737)
Other income (expense):
Interest income	224	211	13	687	432	255
Interest expense	(515)	—	(515)	(1,123)	—	(1,123)
Other expense	—	(2)	2	—	(2)	2
Total other income (expense)	(291)	209	(500)	(436)	430	(866)
Net loss	$(17,719)	$(13,408)	$(4,311)	$(49,303)	$(31,700)	$(17,603)
Research and Development Expenses
Research and development expenses were $13.3 million and $9.8 million for the three months ended September 30, 2016 and 2015, respectively. The $3.5 million increase in research and development expenses for the three months ended September 30, 2016, was due to an increase in clinical and manufacturing costs of $2.4 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. The higher research and development expenses were also due to an increase of $0.4 million for IND enabling activities on our product candidates, BPX-601 and BPX-701, plus an increase of $0.7 million of general research and development costs, which includes personnel costs and allocated overhead costs.
Research and development expenses were $36.5 million and $23.5 million for the nine months ended September 30, 2016 and 2015, respectively. The $12.9 million increase in research and development expenses for the nine months ended September 30, 2016, was due to an increase in clinical and manufacturing costs of $9.3 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. The increase in research and development expenses was also due to an increase of $2.0 million related to IND enabling activities on BPX-601, plus an increase of $1.6 million in general research and development costs which includes personnel costs and allocated overhead costs.
The following table presents our research and development expense by project/category for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
Product Candidates	2016	2015	Change	2016	2015	Change
	(in thousands)			(in thousands)
BPX-501	$6,706	$4,294	$2,412	$19,211	$9,891	$9,320
BPX-601	702	333	369	2,601	525	2,076
BPX-701	678	648	30	958	1,006	(48)
General	5,204	4,517	687	13,689	12,100	1,589
Total	$13,290	$9,792	$3,498	$36,459	$23,522	$12,937

General and Administrative Expenses
General and administrative, or G&A, expenses were $4.3 million and $12.7 million for the three and nine months ended September 30, 2016, respectively, and $3.9 million and $8.9 million for the three and nine months ended September 30, 2015, respectively. The increase in G&A expenses of $0.4 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, was primarily due to our overall growth, including an increase in costs related to personnel, higher facility costs and increased legal, accounting and travel expenses.
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents and investment securities of $129.1 million and $150.4 million, respectively. Cash in excess of near term requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
On March 10, 2016, we entered into a term loan arrangement with Hercules Capital, Inc. as agent and lender, and borrowed $15.0 million on the closing date. We borrowed an additional $5.0 million on September 15, 2016, and, subject to the achievement of specified milestones in the loan agreement and approval by Hercules' investment committee, may borrow another $10 million through March 15, 2017. We intend to use the proceeds to fund the build-out of our manufacturing facilities, and for general corporate purposes.
We are required to make monthly interest only payments through September 2017. The interest only feature can be extended for an additional six months if we achieve specified milestones. After the expiration of the interest only period, we are required to repay the loan over the remaining term of the loan, through its final maturity date of March 1, 2020.
We incurred issuance costs of $0.2 million, and have accrued an additional $1.4 million for a facility charge which is payable at the earlier of the repayment of the loan in full or the final maturity date. The $1.6 million debt issuance costs will be recognized over the term of the loan as additional interest expense.
We will pay interest on the loan at the greater of either (i) 9.35% plus the prime rate as reported in the Wall Street Journal minus 3.5% and (ii) 9.35%. For additional information about the loan, see Note 5 to the unaudited financial statements included herein.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Net cash used in operating activities	$(35,952)	$(23,590)	$(12,362)
Net cash used in investing activities	(6,136)	(75,954)	69,818
Net cash provided by financing activities	20,541	429	20,112
Net change in cash and cash equivalents	$(21,547)	$(99,115)	$77,568
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2016 was comprised of a net loss of $49.3 million, which included share-based compensation expense of $9.2 million and depreciation expense of $1.6 million. Net cash used in operating activities also included an increase in accounts payable and other liabilities of $1.2 million, a decrease in prepaid expenses and other assets of $0.5 million and a decrease in receivables of $0.1 million.
Net cash used in operating activities for the nine months ended September 30, 2015, was comprised of a net loss of $31.7 million, which included share-based compensation expense of $5.9 million and depreciation expense of $0.8 million. Net cash used in operating activities also included an increase in accounts payable and other liabilities of $1.8 million, an increase in prepaid expenses and other assets of $0.7 million, and an increase in receivables of $0.1 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $6.1 million, consisting of the purchase of investment securities of $26.1 million, offset by the proceeds from sale of investment securities of $25.8 million and the purchase of property and equipment of $5.8 million. Net cash used in investing activities for the nine months ended September 30, 2015 consisted of $76.0 million, consisting of the purchase of investment securities of $79.1 million, offset by proceeds from the sale of investment securities of $7.7 million and purchases of property and equipment of $4.6 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016 was $20.5 million, which was derived from borrowings on long-term debt of $20.0 million, payment of debt issuance costs of $0.2 million, proceeds from the exercise of stock options of $0.6 million and proceeds of $0.2 million from employee purchases of common stock under the ESPP. Net cash provided by financing activities for the nine months ended September 30, 2015 was $0.4 million, which was derived primarily from proceeds from employee purchases of common stock under the ESPP.
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
Because all of our product candidates are in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.
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

Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2016 will enable us to fund our operating expenses and capital expenditure requirements through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

•	incur additional costs associated with being a public company.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2016 were as follows:

	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
License agreements (1)	$143,324	$1,422	$6,112	$8,345	$127,445
Long-term debt obligations (2)	20,000	—	15,619	4,381	—
Operating lease agreements (3)	14,206	1,968	4,092	2,427	5,719
Manufacturing build-out obligation (4)	10,341	10,341	—	—	—
Manufacturing arrangements (5)	3,499	2,671	828	—	—
Sponsored research agreements (6)	2,762	1,080	1,682	—	—
Preclinical studies (7)	645	645	—	—	—
Capital lease agreements (8)	265	54	109	102	—
Other	344	272	72	—	—
Total contractual obligations	$195,386	$18,453	$28,514	$15,255	$133,164

(1)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by the licenses. The obligations listed in the table above represent estimates of when the milestones will be achieved. The milestones may not be completed when estimated or at all. See Note 12 to the audited financial statements included in our Annual Report.

(2)
Long-term debt obligations - Obligations under our credit facility. See Note 5 to the unaudited financial statements included herein and Note 15 to the audited financial statements included in our Annual Report.

(3)
Operating lease agreements - The amounts above are comprised of one five-year lease agreement and one 11-year lease agreement. The first lease expires on January 31, 2020 and the second lease expires on August 31, 2026. See Note 6 to the unaudited financial statements included herein and Note 12 to the audited financial statements included in our Annual Report.

(4)
Manufacturing build-out obligation - We entered into a construction contract to build-out our manufacturing facilities. The obligation listed in the table above represents the remaining agreed upon costs.

(5)
Manufacturing arrangements - We have entered into a number of manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(6)
Sponsored research agreements - We have entered into a number of separate sponsored research agreements to undertake research which is of mutual interest to all parties. The various commitments range from 14 months to three years.

(7)	Preclinical studies - We have entered into a number of preclinical studies with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(8)
Capital lease agreements - We have entered into a number of office equipment lease agreements with various terms. The commitments include equipment, maintenance and supplies. See Note 12 to the audited financial statements included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2016, we had cash, cash equivalents and investment securities of $129.1 million. Our cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2016 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2016, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

As of September 30, 2016, we have used the net offering proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes and for debt repayment. We are holding the balance of the net proceeds from the offering in cash, cash equivalents and investment securities. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our final prospectus filed with the SEC on December 17, 2014 pursuant to Rule 424(b) under the Securities Act.

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

Bellicum Pharmaceuticals, Inc.

Date: November 9, 2016	By:	/s/ Thomas J. Farrell
Thomas J. Farrell
President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(3)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1	Fifth Amendment to Lease Agreement, by and between the Registrant and Life Science Plaza Investment Group, LP, as successor-in-interest to Sheridan Hills Developments, L.P., dated September 24, 2015.

10.2	First Amendment to Lease Agreement, by and between the Registrant and Life Science Plaza Investment Group, LP, as successor-in-interest to Sheridan Hills Developments, L.P., dated July 11, 2016.

10.3	Second Amendment to Lease Agreement, by and between the Registrant and Life Science Plaza Investment Group, LP, as successor-in-interest to Sheridan Hills Developments, L.P., dated September 26, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.