Form 10-Q
period 2017-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2017-11-07
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of November 3, 2017, there were 33,226,519 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,468	$33,140
Investment securities, available for sale - short-term	58,608	70,632
Accounts receivable, interest and other receivables	468	334
Prepaid expenses and other current assets	2,114	1,504
Total current assets	115,658	105,610
Investment securities, available for sale - long-term	2,556	—
Property and equipment, net	26,252	16,504
Restricted cash	2,947	9,640
Other assets	358	283
TOTAL ASSETS	$147,771	$132,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,162	$3,623
Accrued expenses and other current liabilities	8,550	9,363
Current maturities of long-term debt	6,913	1,787
Current portion of capital lease obligations	29	21
Current portion of deferred rent	359	319
Total current liabilities	19,013	15,113
Long-term liabilities:
Long-term debt	23,839	18,436
Capital lease obligation	140	141
Deferred rent	1,662	1,773
TOTAL LIABILITIES	44,654	35,463
Commitments and contingencies:
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016, 33,929,516 shares issued and 33,252,053 shares outstanding at September 30, 2017; 27,833,028 shares issued and 27,155,565 shares outstanding at December 31, 2016	339	278
Treasury stock: 677,463 shares held at September 30, 2017 and December 31, 2016	(5,056)	(5,056)
Additional paid-in capital	408,412	332,068
Accumulated other comprehensive income	16	17
Accumulated deficit	(300,594)	(230,733)
Total stockholders’ equity	103,117	96,574
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,771	$132,037
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended Sept 30,		Nine months ended Sept 30,
	2017	2016	2017	2016
REVENUES
Grants	$126	$114	$254	$307
Total revenues	126	114	254	307
OPERATING EXPENSES
Research and development	18,101	13,290	51,355	36,179
License fees	151	—	849	280
General and administrative	4,579	4,252	15,992	12,715
Total operating expenses	22,831	17,542	68,196	49,174
Loss from operations	(22,705)	(17,428)	(67,942)	(48,867)
OTHER INCOME (EXPENSE):
Interest income	284	224	788	687
Interest expense	(1,010)	(515)	(2,707)	(1,123)
Total other expense	(726)	(291)	(1,919)	(436)
NET LOSS	$(23,431)	$(17,719)	$(69,861)	$(49,303)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.71)	$(0.66)	$(2.24)	$(1.83)
Weighted-average shares outstanding, basic and diluted	33,178,611	26,966,630	31,204,521	26,919,984

Net loss	$(23,431)	$(17,719)	$(69,861)	$(49,303)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	22	(18)	(1)	380
Comprehensive loss	$(23,409)	$(17,737)	$(69,862)	$(48,923)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,861)	$(49,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,524	1,619
Share-based compensation	10,217	9,243
Amortization of premium on investment securities, net	214	449
Amortization of lease liability	(71)	(100)
Amortization of deferred financing costs	604	275
Loss on disposition of fixed assets	—	20
Changes in operating assets and liabilities:
Receivables	(134)	135
Prepaid expenses and other assets	(685)	482
Accounts payable	(923)	(488)
Accrued liabilities and other	(2,046)	1,716
NET CASH USED IN OPERATING ACTIVITIES	(60,161)	(35,952)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(36,283)	(26,116)
Proceeds from sale of investment securities	45,536	25,767
Purchases of property and equipment	(10,554)	(5,787)
CASH USED IN INVESTING ACTIVITIES	(1,301)	(6,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net of offering costs	64,568	—
Proceeds from issuance of common stock - ESPP	167	188
Proceeds from exercise of stock options	1,453	562
Proceeds from notes payable	10,000	20,000
Payment of debt issuance costs	(75)	(199)
Payment on capital lease obligation	(16)	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,097	20,541
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,635	(21,547)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	42,780	70,241
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$57,415	$48,694

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$1,695	$1,066
Accrued debt issuance costs	$695	$1,390
Capital lease obligations incurred for equipment	$23	$34
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

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT PLANS

The accompanying interim consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. These statements should be read in conjunction with the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2016 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol “BLCM” or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company has not generated any revenue from product sales to date and, if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to generate product revenue or achieve profitability. As of September 30, 2017, the Company had an accumulated deficit of $300.6 million.

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

Consolidation
All financial information presented includes the accounts of the Company and its wholly-owned subsidiary, for which there has been no material activity to date. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications
Certain prior period amounts in research and development expenses pertaining to license fees have been reclassified and listed separately to conform to the current period presentation. The reclassifications did not impact net loss or net loss per share.

Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2016 and the nine months ended September 30, 2017 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue, and recognized as revenue when qualifying costs are incurred.
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

	As of September 30,
	2017	2016
Common Stock Equivalents:	Number of shares
Options to purchase common stock	5,299,158	4,501,561
Unvested shares of restricted stock units	96,250	—
Unvested shares of restricted stock	44,119	88,236
Total common stock equivalents	5,439,527	4,589,797

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

The adoption of ASU No 2016-09 had no immediate impact on our financial statements and related disclosures because the Company does not currently recognize a tax benefit related to share-based compensation expense as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of September 30, 2017. Further, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the classification of certain cash receipts and payments in the statement of cash flows. The pronouncement is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier application is permitted in any interim or annual period. The Company adopted this standard in 2017, with no material effect upon its financial statements.

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

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of September 30, 2017, and December 31, 2016, respectively, the Company maintained $2.9 million and $9.6 million as restricted cash. The funds are being held by an escrow agent to cover the construction costs related to the Company's facility lease. The restricted cash is subject to the terms of the escrow agreement and the requirements specified therein. The amount will decrease as the Company and its landlord authorize completion of certain aspects of the building improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents (1)	$54,468	$33,140
Restricted cash, noncurrent	2,947	9,640
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$57,415	$42,780

(1) As of September 30, 2017, and December 31, 2016, the Company invested approximately $43.6 million and $23.5 million, respectively, in cash equivalent instruments.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

		Fair Value Measurements at Reporting Date
	Balance at September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$43,573	$43,573	$—	$—
Total Cash Equivalents	$43,573	$43,573	$—	$—

Investment Securities:
U.S. government agency-backed securities	$19,434	$—	$19,434	$—
Corporate debt securities	41,082	—	41,082	—
Municipal bonds	648	—	648	—
Total Investment Securities	$61,164	$—	$61,164	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$23,459	$23,459	$—	$—
Total Cash Equivalents	$23,459	$23,459	$—	$—

Investment Securities:
U.S. government agency-backed securities	$25,908	$—	$25,908	$—
Corporate debt securities	42,053	—	42,053	—
Municipal bonds	2,671	—	2,671	—
Total Investment Securities	$70,632	$—	$70,632	$—

U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.
Investment securities, all classified as available-for-sale, consisted of the following as of September 30, 2017 and December 31, 2016, respectively:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
September 30, 2017	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$19,449	$—	$(15)	$19,434
Corporate debt securities	41,051	37	(6)	41,082
Municipal bonds	648	—	—	648
Total Investment Securities	$61,148	$37	$(21)	$61,164

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2016	(in thousands)
U.S. government agency-backed securities	$25,906	$7	$(5)	$25,908
Corporate debt securities	42,040	41	(28)	42,053
Municipal bonds	2,669	2	—	2,671
Total	$70,615	$50	$(33)	$70,632

The Company's investment securities as of September 30, 2017, will reach maturity between October 2017 and January 2019, with a weighted-average maturity date in March 2018.

At December 31, 2016, the Company classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of the investment securities and because these investment securities were considered available for use in current operations. However, as of September 30, 2017, the Company reclassified the investment securities with maturity dates beyond one year as non-current assets as the Company does not intend to utilize them to fund current operations.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	September 30, 2017	December 31, 2016
	(in thousands)
Leasehold improvements	$21,033	$12,131
Lab equipment	7,777	5,397
Office furniture	1,569	1,560
Manufacturing equipment	1,691	1,275
Computer and office equipment	1,040	623
Equipment held under capital leases	204	181
Software	210	85
Total	33,524	21,252
Less: accumulated depreciation	(7,272)	(4,748)
Property and equipment, net	$26,252	$16,504

During the nine months ended September 30, 2017 and 2016, the Company recorded $2.5 million and $1.6 million of depreciation expense, respectively. Leasehold improvements as of September 30, 2017 includes $2.5 million related to costs incurred by the landlord.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued construction costs	$1,195	$3,120
Accrued payroll	2,208	1,568
Accrued patient treatment costs	1,153	1,006
Accrued manufacturing costs	2,195	1,704
Accrued other	1,799	1,965
Total accrued expenses and other current liabilities	$8,550	$9,363

NOTE 8 - DEBT

On March 10, 2016, (the “Closing Date”), the Company, entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. Hercules Technology II, L.P., and Hercules Technology III, L.P., or collectively, Hercules, as a lender, under which the Company borrowed $15.0 million on the Closing Date. The Company borrowed an additional $5.0 million and $10.0 million on September 15, 2016 and March 8, 2017, respectively. The total debt is secured by a lien covering substantially all of the Company's assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property. The interest rate will be calculated at a rate equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.50%, or (ii) 9.35%.  The interest rate on amounts borrowed under the Loan Agreement was 9.60% and 10.10% at December 31, 2016 and September 30, 2017, respectively.
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
The Company paid expenses related to the Loan Agreement of $0.3 million, which, along with the final facility charge of $2.1 million, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. During the three and nine months ended September 30, 2017, interest expense included $0.2 million and $0.6 million, respectively, of amortized deferred financing costs. During the three and nine months ended September 30, 2016, interest expense included $0.1 million and $0.3 million, respectively, of amortized deferred financing costs.
Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 9 - STOCKHOLDERS' EQUITY

On March 29, 2017, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at a price of $12.00 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to the Company, after deducting underwriting discounts, and commissions and offering expenses was approximately $64.6 million. These costs have been recorded as a reduction of the proceeds received from the offering.

On June 28, 2017, the Company filed a Registration Statement on Form S-3 for the offer and sale by the Company of its securities in one or more offerings for up to an aggregate maximum offering price of $150,000,000.

NOTE 10 - CANCER RESEARCH GRANT CONTRACT

On August 9, 2017, the Company entered into a Cancer Research Grant Contract (the “Agreement”) with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT awarded a grant of approximately $16.9 million to the Company to fund development of BPX-501 for hematologic cancer (the “Award”). The Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement.

The Company and CPRIT will retain joint ownership over any intellectual property developed under the Agreement. With respect to non-commercial use of any intellectual property developed under the Agreement (the “Project Results”), the Company agreed to grant to CPRIT a sublicensable, nonexclusive, irrevocable, royalty-free, perpetual worldwide license to any intellectual property of the Company that is necessary to exploit the Project Results. The Agreement permits the Company to license any Project Results, subject to the Company retaining an exclusive sublicensable license to exploit the Project Results for non-commercial purposes.

The Company is obligated to make revenue-sharing payments to CPRIT with respect to net sales of any product covered by the Agreement, up to a maximum repayment of 400% of the aggregate amount paid to the Company by CPRIT under the Agreement. The payments are determined as a percentage of net sales ranging from the low to mid-single digits, which may be reduced if the Company is required to obtain a license from a third party to sell any such product. In addition, upon meeting the foregoing limitation on revenue-sharing payments, the Company agreed to make continued revenue-sharing payments to CPRIT of less than 1% of net sales.

The Agreement will expire on February 29, 2020 unless terminated earlier by: mutual consent of the parties; CPRIT upon an event of default by the Company as specified in the Agreement; CPRIT if allocated funds become unavailable or CPRIT is unable to obtain additional funds; or the Company in its sole discretion.

As of September 30, 2017, the Company incurred expenses and accrued revenue of $126,000 for work performed under the CPRIT grant.

NOTE 11 - SHARE-BASED COMPENSATION PLANS

At September 30, 2017, the Company had share-based awards outstanding under four share-based compensation plans, as follows:

2006 Stock Option Plan
The 2006 Stock Option Plan (the “2006 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2017, there were 141,210 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2006 Plan. The 2006 Plan was terminated by the Board in October 2014.
2011 Stock Option Plan
The 2011 Stock Option Plan (the “2011 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2017, there were 1,657,621 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2011 Plan. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan (the “2014 Plan”) became effective in December 2014, upon the closing of the Company's initial public offering. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to employees, including officers, non-employee directors and consultants to the Company or its affiliates. The 2014 Plan also provides for the grant of performance cash awards and performance-based stock awards.
On June 14, 2017, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2014 Plan by 3,100,000 shares and eliminate the prior provision in the 2014 Plan that allowed the Company’s Board of Directors to reprice stock options without stockholder approval.
The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 6,090,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. As of September 30, 2017, there were 5,299,158 options, 44,119 shares of unvested restricted stock, and 96,250 unvested restricted stock units outstanding, and there were 3,115,339 shares available for issuance under the 2014 Plan.
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the grant date fair market value. During the nine months ended September 30, 2017 and 2016, 19,204 and 17,115 shares were purchased under the ESPP. As of September 30, 2017, there were 475,477 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Nine months ended September 30,
	2017	2016
	(amounts in thousands)
Deductions from employees	$226	$290
Share-based compensation expense recognized	$183	$208
Remaining share-based compensation expense	$311	$58

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

At September 30, 2017, total compensation cost not yet recognized was $23.9 million and the weighted-average period over which this amount is expected to be recognized is 2.2 years.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Nine months ended September 30,
	2017	2016
Risk-free interest rate	2.06%	1.78%
Volatility	71.7%	71.9%
Expected life (years)	6.08	6.08
Expected dividend yield	—%	—%

During the three and nine months ended September 30, 2017, the Company received cash proceeds from the exercise of stock options of approximately $0.2 million and $1.5 million, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2017 was $0.6 million and $2.5 million.

Share-based compensation expense by classification for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$1,802	$1,420	$4,870	$4,180
General and administrative	1,861	1,640	5,347	5,063
Total	$3,663	$3,060	$10,217	$9,243

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2017:

	Options and Inducement awards	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2016	4,521,810	$12.37	7.58	$20,446
Granted(2)	1,410,625	$11.78
Exercised	(327,284)	$4.44
Forfeited	(305,993)	$16.12
Outstanding at September 30, 2017	5,299,158	$12.48	7.55	$13,586
Exercisable at September 30, 2017	2,752,484	$10.92	6.46	$11,946

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2017.
(2) Includes 630,000 of inducement option awards granted in 2017.

The following table summarizes the stock award activity for all stock plans during the nine months ended September 30, 2017:

	Restricted Stock Awards and Units	Aggregate Intrinsic Value (1) (in thousands)
December 31, 2016(2)	58,825	$801
Granted(3)	102,500
Vested	(14,706)
Forfeited	(6,250)
Outstanding at September 30, 2017	140,369	$1,621
(1) The aggregate intrinsic value is calculated as the fair value of restricted stock and restricted stock units at September 30, 2017.
(2) At September 30, 2017 and December 31, 2016, there were 44,119 and 58,825 shares of unvested restricted common stock outstanding, respectively.
(3) Includes 15,000 of inducement restricted stock units granted during 2017.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Litigation

None.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 13, 2017, or our Annual Report, as well as our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

Forward-Looking Statements

This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project," “will," “would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q, filed May 8, 2017, Part I, Item 1A, “Risk Factors” in our Annual Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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

•
Our “Go” switch incorporated into our GoCAR-T product candidates contains our proprietary inducible MyD88/CD40 or iMC activation switch and is designed to allow control of the activation and proliferation of the T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, reducing the dosage per infusion, or suspending further rimiducid administration.

In addition, we have an active research effort to develop other advanced molecular switch approaches, including a “dual-switch” that is designed to provide a system for managing persistence and safety of tumor antigen-specific CAR T cells.

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
During 2016, we discussed with the European Medicines Agency, or the EMA, clinical and regulatory plans to support the filing of Marketing Authorization Applications, or MAAs, for BPX-501 and rimiducid in Europe, initially for pediatric patients with certain orphan inherited blood disorders or treatment-refractory hematological cancers. Based on the regulatory discussions, we believe that data from the European arm of our BP-004 trial, expanded to enroll additional patients, with a primary endpoint of event-free survival, (with events defined as transplant-related or non-relapse mortality, severe GvHD, and serious infection) at six months, could form the basis of MAAs for BPX-501 and rimiducid. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical hematopoietic stem cell transplant setting. Exceptional circumstances may be granted for medicines that treat very rare diseases, or where controlled studies are impractical or not consistent with accepted principles of medical ethics. In place of a randomized trial, we are collecting data from a concurrent observational study in the pediatric matched unrelated donor hematopoietic stem cell transplant setting, which will include both retrospective patients and prospective patients.

We are working on plans and assessing feasibility for future U.S. clinical trials of BPX-501. We expect to pursue one or more clinical trials with the intent of an eventual filing for regulatory approval in the U.S., partially supported by a $16.9 million award from the Cancer Prevention and Research Institute of Texas, or CPRIT.
In addition to BPX-501, our clinical stage product candidates which are designed to overcome limitations of CAR T and TCR therapies, include the following:

•
BPX-701 is a CaspaCIDe-enabled natural high affinity TCR product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. Initial planned indications for BPX-701 development are refractory or relapsed acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS, and are considering studies in additional indications. Each of these is an orphan indication where PRAME is highly expressed and for which current treatment options are limited. A Phase 1 dose finding clinical trial in patients with relapsed or refractory myeloid neoplasms is being conducted at the Oregon Health & Science University Hospital in Portland, Oregon.

•
BPX-601 is a GoCAR-T product candidate designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. A Phase 1 clinical trial in patients with non-resectable pancreatic cancer is being conducted at the Baylor Sammons Cancer Center in Dallas, Texas.

•
CD19 CAR-T Program - We are working with academic collaborators to establish clinical proof of concept for CaspaCIDe® in the CD19 setting. We believe that this strategy allows a cost-effective approach for clinical evaluation of differentiated product candidates in the highly competitive landscape of CD19-targeted therapies. As part of this strategy, in November 2016 we announced an expanded collaboration with Ospedale Pediatrico Bambino Gesù, a leading European pediatric research center and hospital, and expect a CaspaCIDe-enabled CD19 CAR-T cell therapy to enter clinical development in the fourth quarter of 2017.

We have developed an efficient and scalable process to manufacture genetically modified T cells of high quality, which T cells are currently being manufactured in-house and by third-party contract manufacturers in Europe to produce BPX-501 for our clinical trials. We are leveraging this process, as well as our resources, capabilities and expertise for the manufacture of our CAR T and TCR product candidates.
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
In the future, we may generate revenue from a combination of product sales, government or other third-party grants, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent we obtain regulatory approval for any and that they are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Our policy is to recognize revenue in accordance with ASC 605. See the discussion of “Collaboration Agreements” contained within Note 3 to the unaudited condensed consolidated financial statements contained herein.
NIH Grant
During 2013, we entered into a grant agreement with the NIH. The grant was a modular five year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.4 million to date. The grant expired March 31, 2017.
CPRIT Grant
On August 9, 2017, we entered into a grant agreement with CPRIT. CPRIT awarded a grant of approximately $16.9 million to fund research of a cancer therapy involving BPX-501. We incurred expenses of $0.1 million during the three and nine months ended September 30, 2017 for work performed under the CPRIT Grant. For additional information about the CPRIT grant, see Note 10 to the unaudited condensed consolidated financial statements included herein.
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

In addition, the potential for success of each product candidate will depend on numerous factors, including clinical trial outcomes, acceptance by regulatory authorities, competition, manufacturing capability and commercial viability. We determine which programs to pursue and how much to fund each program in response to ongoing scientific assessments, competitive developments, clinical trial results, as well as an assessment of each product candidate's commercial potential.

We expect our research and development expenses to increase over the next several years as we progress our business plan which includes conducting ongoing and new clinical trials for BPX-501, BPX-601 and BPX-701, and advancing additional product candidates into clinical development, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development and optimization efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and hiring additional personnel.
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
Income Taxes

We did not recognize any income tax expense for the three and nine months ended September 30, 2017.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
The following table sets forth our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
Total revenues	$126	$114	$12	$254	$307	$(53)
Operating expenses:
Research and development	18,101	13,290	4,811	51,355	36,179	15,176
License fees	151	—	151	849	280	569
General and administrative	4,579	4,252	327	15,992	12,715	3,277
Total operating expenses	22,831	17,542	5,289	68,196	49,174	19,022
Loss from operations	(22,705)	(17,428)	(5,277)	(67,942)	(48,867)	(19,075)
Other income (expense):
Interest income	284	224	60	788	687	101
Interest expense	(1,010)	(515)	(495)	(2,707)	(1,123)	(1,584)
Total other expense	(726)	(291)	(435)	(1,919)	(436)	(1,483)
Net loss	$(23,431)	$(17,719)	$(5,712)	$(69,861)	$(49,303)	$(20,558)

Research and Development Expenses

Research and development expenses were $18.1 million and $13.3 million for the three months ended September 30, 2017 and 2016, respectively. The $4.8 million increase in research and development expenses for the three months ended September 30, 2017, was due to an increase in clinical and manufacturing costs of $2.7 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. Increased research and development expenses in the three months ended September 30, 2017 also includes $0.1 million under collaboration agreements, and $2.5 million in increased personnel, overhead charges and manufacturing start-up expenses. Expenses related to BPX-601 and BPX-701 were approximately $0.2 million and $0.3 million higher, respectively in the 2016 period, as we were performing pre-clinical, process development and regulatory work in preparation for clinical trials.

Research and development expenses were $51.4 million and $36.2 million for the nine months ended September 30, 2017 and 2016, respectively. The $15.2 million increase in research and development expenses for the nine months ended September 30, 2017, included an increase in clinical and manufacturing costs of $8.1 million related to BPX-501, primarily due to increased patient enrollment in our clinical trials. The increase in research and development expenses is also due to increased expenses of approximately $0.9 million under collaboration agreements, increased clinical and manufacturing costs of $0.6 million related to BPX-701 and $6.6 million for increased personnel, overhead charges and manufacturing facility start-up costs. Expenses related to BPX-601 were approximately $1 million higher in the 2016 period, as we were performing pre-clinical, process development and regulatory work in preparation for clinical trials.
The following table presents our research and development expense by project/category for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended Sept 30,			Nine Months Ended Sept 30,
Product Candidates	2017	2016	Change	2017	2016	Change
	(in thousands)			(in thousands)
BPX-501	$9,559	$6,856	$2,703	$27,305	$19,211	$8,094
BPX-601	454	627	(173)	1,571	2,526	(955)
BPX-701	323	603	(280)	1,481	883	598
General	7,765	5,204	2,561	20,998	13,559	7,439
Total	$18,101	$13,290	$4,811	$51,355	$36,179	$15,176

License Fees
We incurred license fees of $0.2 million and $- in the three month periods ended September 30, 2017 and 2016, respectively, under the terms of our various license agreements for intellectual property. In the nine month periods ended September 30, 2017 and 2016, license fees incurred were $0.8 million and $0.3 million, respectively. See “Contractual Obligations and Commitments” below and Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.
General and Administrative Expenses
General and administrative, or G&A, expenses were $4.6 million and $16.0 million for the three and nine months ended September 30, 2017, respectively, and $4.3 million and $12.7 million for the three and nine months ended September 30, 2016, respectively. The increase in G&A expenses of $0.3 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, was primarily due to our overall growth, including an increase in personnel related costs, primarily due to hiring additional employees and severance costs, higher facility costs and increased legal, accounting and travel expenses. We believe our future general and administrative expenses will continue to increase as the Company continues to grow and expand its operations.
Liquidity and Capital Resources
Sources of Liquidity

We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of September 30, 2017, and December 31, 2016, we had cash, cash equivalents, restricted cash and investment securities of $118.6 million and $113.4 million, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

On June 28, 2017, we filed a registration statement on Form S-3 for the offer and sale by the Company of its securities in one or more offerings for up to an aggregate maximum offering price of $150,000,000.

On March 29, 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock at a price of $12.00 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, was approximately $64.6 million.
On March 10, 2016, we entered into a term loan arrangement with Hercules Capital, as agent and lender and borrowed $15.0 million on the closing date. We borrowed an additional $5.0 million on September 15, 2016 and the remaining $10.0 million on March 8, 2017. We used the proceeds to complete the build-out of our manufacturing facilities, and for general corporate purposes. As a result of the additional borrowing on March 8, 2017, the interest only period was extended for an additional six months through March 2018. Thereafter, we are required to repay the loan over the remaining term, through its final maturity date of March 1, 2020. We incurred issuance costs of $0.3 million and facility charges of $2.1 million. The facility charges are payable at the earlier of the repayment of the loan in full or the final maturity date. The $2.4 million debt issuance costs are being recognized over the term of the loan as additional interest expense. We will pay interest on the loan at the greater of either (i) 9.35% plus the prime rate as reported in the Wall Street Journal minus 3.5% and (ii) 9.35%. The interest rate on the loan was 9.35% and 10.1% at September 30, 2016 and 2017, respectively. For additional information about the loan, see Note 8 to the unaudited consolidated condensed financial statements included herein.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Net cash used in operating activities	$(60,161)	$(35,952)	$(24,209)
Net cash used in investing activities	(1,301)	(6,136)	4,835
Net cash provided by financing activities	76,097	20,541	55,556
Net change in cash, cash equivalents, and restricted cash	$14,635	$(21,547)	$36,182

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2017 was comprised of a net loss of $69.9 million, which included share-based compensation expense of $10.2 million, and depreciation expense of $2.5 million and amortization of deferred financing costs of $0.6 million. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $0.6 million, a decrease in accounts payable and other liabilities of $3.0 million, primarily due to completion of the first phase of construction of our manufacturing facility.
Net cash used in operating activities for the nine months ended September 30, 2016 was comprised of a net loss of $49.3 million, which included share-based compensation expense of $1.6 million and depreciation expense of $9.2 million and amortization of deferred financing costs of $0.3 million. Net cash used in operating activities was also primarily comprised of the following primary components: a decrease in receivables of $0.1 million, a decrease in prepaid expenses and other assets of $0.5 million and a decrease in accounts payable and other liabilities of $1.2 million.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2017 was $1.3 million, consisting of the proceeds from sale of investment securities of $45.5 million and the purchase of property and equipment of $10.6 million, offset by the purchases of investment securities totaling $36.3 million.
Net cash used in investing activities for the nine months ended September 30, 2016 was $6.1 million, consisting of the purchase of investment securities of $26.1 million and the purchase of property and equipment of $5.8 million, offset by the proceeds from sale of investment securities totaling $25.8 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $76.1 million, which was derived from $64.6 million in net proceeds from our public offering in the first quarter, borrowings on long-term debt of $10.0 million, proceeds from the exercise of stock options of $1.5 million, proceeds from the issuance of stock under the employee stock purchase plan of $0.2 million, reduced by the payment of debt issuance costs of $0.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2016 was $20.5 million, which was derived primarily from borrowings of long-term debt of $20.0 million and proceeds from the issuance of stock under the employee stock purchase plan of $0.2 million and proceeds of stock option exercises of $0.6 million, partially offset by payment of debt issuance costs of $0.2 million.
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
Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2017 will enable us to fund our operating expenses and capital expenditure requirements through 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2017 were as follows:

	(in thousands)
	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
License agreements (1)	$67,179	$708	$8,300	$16,591	$41,580
Long-term debt obligations (2)	32,085	6,913	25,172	—	—
Operating lease agreements (3)	12,238	2,020	3,453	2,130	4,635
Manufacturing build-out obligation (4)	1,892	1,892	—	—	—
Research collaborations (5)	1,035	828	207	—	—
Manufacturing arrangements (6)	9,956	7,832	708	708	708
Sponsored research agreements (7)	2,434	1,217	1,217	—	—
Equipment capital lease agreements (8)	271	69	139	63	—
Total contractual obligations	$127,090	$21,479	$39,196	$19,492	$46,923

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

(6)
Manufacturing arrangements - We have entered into multiple manufacturing service arrangements with various terms. The obligations listed in the table above represent estimates of when certain services will be performed.

(7)
Sponsored research agreements - We have entered into multiple sponsored research agreements to undertake research which is of mutual interest to all parties. The commitments range from one to three years.

(8)
Equipment capital lease agreements - We have entered into multiple office equipment lease agreements with various terms. The commitments include equipment, maintenance and supplies. See Note 12 to the financial statements included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2017, we had cash, cash equivalents, restricted cash and investment securities of $118.6 million. Our cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2017 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2017, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report , our Quarterly Report on Form 10-Q, filed May 8, 2017, and in other reports we file with the SEC. The occurrence of any of the risks described in our Annual Report or herein could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. You should consider all of the risk factors described in our Annual Report and our Quarterly Report on Form 10-Q, filed May 8, 2017, when evaluating our business. Other than risk factors included in Item 1A of our Quarterly Report on Form 10-Q filed on May 8, 2017, there have been no material changes to the risk factors included in Item 1A of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

None.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report.

Item 5. Other Information

(a)

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: November 7, 2017	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(3)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1	Letter agreement by and between the registrant and Alan A. Musso, effective August 3, 2017.

10.2#	Cancer Research Grant Contract with the Cancer Prevention and Research Institute of Texas, dated August 9, 2017.

10.3	Employment Agreement by and between registrant and Gregory Naeve, effective July 27, 2017.

10.4(4)	Bellicum Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-220170), filed with the SEC on August 25, 2017.