Form 10-Q/A
period 2017-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2017-11-16
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of November 3, 2017, there were 33,255,281 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

EXPLANATORY NOTE

Bellicum Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 7, 2017 (the “Original Report”), to correct the number of outstanding shares of the Company’s common stock set forth on the cover page of the Original Report. The Company previously reported such number as 33,226,519 shares; however, the correct number of outstanding shares of the Company’s common stock as of November 3, 2017 is 33,255,281.

In addition, as required by Rule 12b-15, new certifications by our principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act of 1934, as amended, are filed as exhibits to this Amendment. No other changes have been made to the Original Report. This Amendment does not reflect events that may have occurred after the filing date of the Original Report and does not modify or update in any way the other disclosures made in the Original Report.

Item 6. Exhibits

EXHIBIT INDEX
Exhibit number	Description of exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: November 16, 2017	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer Principal Executive Officer

Date: November 16, 2017	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer