Form 10-K
period 2017-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2018-03-13
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The NASDAQ Global Market as of June 30, 2017 was $249,930,906 *
As of February 28, 2018, there were 33,571,884 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2017.

*Excludes 11,795,035 shares of common stock held by directors and officers and by stockholders that the registrant concluded were affiliates of the Registrant as of June 30, 2017. Exclusion of such shares should not be construed to indicate that any such holder possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2017

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

ITEM 1.  Business
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better safety and efficacy outcomes than are seen with current cellular immunotherapies.

We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including chimeric antigen receptor T cell therapy, or CAR T, T cell receptors, or TCRs and hematopoietic stem cell transplantation, or HSCT. CAR T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs, or TCRs which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR T cell therapies. These toxicities include instances in which the CAR T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which they have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. In solid tumors, where the behavior of CAR T cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced CAR T cell approaches that raise even greater safety concerns. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections due to the lack of an effective immune system following a transplant.

Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells, and an “activation switch,” designed to stimulate activation and in some cases proliferation and/or persistence of the immunotherapy cells. Each of our product candidates incorporates one of these switches, for enhanced, real time control of safety and efficacy:

•
CaspaCIDe (also known as inducible Caspase-9, or iC9) is our safety switch, incorporated into our HSCT and TCR product candidates, and into academic CAR T collaborations, where it is inactive unless the patient experiences a serious side effect. In that event, rimiducid is administered to induce Caspase-9 and eliminate a majority of the cells, with the goal of attenuating the therapy and resolving the serious side effect.

•
Our activation switch incorporated into our GoCAR-T product candidates (also known as inducible MyD88/CD40, or iMC), is designed to enable control of the activation and proliferation of the T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, reducing the dosage per infusion, or suspending further rimiducid administration.

In addition, we have an active research effort to develop other advanced molecular switch approaches, including a “dual-switch” that is designed to provide a user-controlled system for managing proliferation and/or persistence and safety of tumor antigen-specific CAR T cells.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our clinical product candidates are described below.

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

Based on interactions with European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of MAAs for BPX-501 and rimiducid for pediatric patients with certain orphan inherited blood disorders or treatment-refractory hematological cancers. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical hematopoietic stem cell transplant setting. In place of a randomized trial, we are collecting data from a concurrent observational study in the pediatric matched unrelated donor hematopoietic stem cell transplant setting, which will include both retrospective patients and prospective patients. We expect to report updated results from the European BP-004 clinical trial in the fourth quarter of 2018 and to file MAAs for European marketing approvals in 2019.

We are currently planning additional clinical trials for BPX-50l. In the adult malignant patient setting, we are designing a randomized, controlled trial in adults with acute myeloid leukemia, and potentially other hematological cancers, to compare outcomes in patients receiving a haplo-transplant with and without BPX-501. For the U.S. pediatric patient setting, we are designing a clinical trial, that we believe could be registrational, to evaluate BPX-501 in a distinct orphan disease population. We expect to initiate both of these clinical trials in the second half of 2018.

•
BPX-601 is a GoCAR-T product candidate containing our proprietary inducible MyD88/CD40, or iMC, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. A Phase 1 clinical trial in patients with non-resectable pancreatic cancer is ongoing and we expect to report initial data from this clinical trial in the second half of 2018. In addition to pancreatic cancer, PSCA is expressed in several other solid tumor indications, including: gastric, esophageal, cholangiocarcinoma, glioblastoma, prostate and bladder cancers. In 2018 we are planning to expand the clinical development of BPX-601 to include additional PSCA expressing cancer types.

•
BPX-701 is a CaspaCIDe-enabled natural high affinity TCR product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. The ongoing Phase 1 clinical trial for BPX-701 is in adult patients with refractory or relapsed acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS. We expect to report initial data from this clinical trial in the second half of 2018.

•
CD19 CAR T Program - We are working with academic collaborators to establish clinical proof of concept for CaspaCIDe® in the CD19-expressing B cell malignancies setting. We believe that this strategy allows a cost-effective approach for clinical evaluation of CaspaCIDe in attenuating the acute toxicities of CD19-targeted therapies. As part of this strategy, in November 2016 we announced an expanded collaboration with Ospedale Pediatrico Bambino Gesù, or OPBG, a leading European pediatric research center and hospital. Clinical development of a CaspaCIDe-enabled CD19 CAR T cell therapy is ongoing at OPBG.

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality, which are currently being used to produce BPX-501, BPX-601 and BPX-701 for our clinical trials. We are leveraging this know how in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR T and TCR product candidates to create and develop first and best-in-class product candidates.

We have established in-house cell manufacturing and vector production capabilities at our headquarters facility in Houston, Texas. In the first quarter of 2017, the initial phase of the build-out was completed and we began manufacturing clinical trial material from this site. We completed the facility build-out in early 2018, and we expect that our facilities will meet our U.S. clinical trial and early commercialization requirements. For the European market, we plan to continue working with established contract manufacturers, with our U.S. manufacturing facility as a potential backup supply source.

Pipeline

The following table summarizes our product candidate pipeline:

Cellular Immunotherapy
Cellular immunotherapy harnesses a patient’s own immune cells to attack and eliminate harmful diseased cells in the body. The immune system is the body’s defense network. It consists of a number of cells (leukocyte) and organs that, working together, recognize and respond to threats in the form of pathogens-modified or transformed cells. T cells are a type of white blood cell that recognize pathogens and can target and eliminate them upon full activation through the addition of appropriate co-stimulatory signals.
The following therapeutic applications of cellular immunotherapy have been primary areas of research and development by research institutes and biopharmaceutical companies, given their promise of effectively treating patients suffering from severe and life-threatening diseases.
Genetically Modified T-cell Therapy (CAR T and TCR). This approach entails collecting a patient’s T cells, genetically modifying them ex vivo, or outside of the body, to incorporate specific receptors which target cancer cells and then re-infusing the modified T cells back into the patient. Two types of cancer-specific receptors are typically used, CARs that recognize whole antigens on the surface of cancer cells, and TCRs that bind to cancer-associated peptides, or fragments of proteins, from either inside or on the surface of the cancer cells. In early human clinical trials, CAR T cell therapy has demonstrated an unprecedented ability to achieve durable complete responses in some leukemias and lymphomas, even in patients who have suffered multiple relapses.
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

Limitations of Current Cellular Immunotherapy Approaches.
Despite rapid advances in various approaches to cellular immunotherapy and the biopharmaceutical industry’s considerable investment in research and development, certain challenges have prevented these therapies from realizing their maximum potential. Some of these obstacles and issues are highlighted below:

Cellular Immunotherapy Approach		Safety Challenges		Efficacy Challenges
CAR T	•	Serious immune toxicity (CRS) or neurotoxicity and chance for on target/off tumor autoimmune responses	•	CARs have not demonstrated the same high response rates to solid tumor antigens as had been seen against CD19-positive or BCMA-positive hematological malignancies
•
Standard-of-care corticosteroids and/or cytokine receptor antagonists, such as tocilizumab, can be ineffective; requirement for hospitalization and intensive care management; relapse of underlying disease; infections; death
			•	Small number of validated tumor-specific antigens that can be targeted
	•	Other safety approaches* have slow onset of action or have safety issues of their own
TCR	•	High risk of off-target or off-tumor toxicities, especially if affinity is enhanced	•	MHC-restricted to a subset of patient's human clinical data still early
Allogeneic HSCT	•	GvHD and viral infections are frequent and are potentially fatal side effects	•	Attempts to control GvHD (steroids, T Cell depletion, etc.) increase likelihood of non-engraftment, relapse of underlying disease and/or viral infection
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
We incorporate the molecular switches in the appropriate immune cells and administer them to the patient. After the modified immune cells are inside the patient’s body, specific functions of these cells may be controlled by administering rimiducid by intravenous infusion. Rimiducid has been designed to bind to a specifically designed domain of CID switch proteins. Once introduced, rimiducid couples, or aggregates, CID switch proteins together to create a cluster that triggers the signaling cascade. Aside from its impact on CID-modified immune cells bearing switch proteins, rimiducid has no other known effect on the body.
Our proprietary CID-based product candidates depend on the following signaling molecules to trigger signaling cascades, resulting in different cell activities:

•
Caspase-9: Signaling Molecule for Apoptosis. Caspase-9 is the initiating enzyme in the apoptosis pathway. When activated, the caspase starts a signaling cascade, including the activation of caspase-3, which ultimately leads to apoptosis, a non-inflammatory process of cell elimination.

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

	CaspaCIDe	GoCAR-T

Cell Type	Donor T cells (HSCT) or patient T cells (TCRs or CAR Ts)	Patient T cells

Proprietary Components	iCaspase-9 safety switch	iMC activation switch

Current Applications	HSCT, TCR and CAR T therapy	CAR T therapy

Potential Benefit	Increases therapeutic window by providing a mechanism to control toxicities through T cell apoptosis	Increases therapeutic window by providing a mechanism to control T cell activation & proliferation

Product Candidates	BPX-501 and BPX-701, CD19 CAR T collaboration	BPX-601
CaspaCIDe
CaspaCIDe is our CID-based safety switch technology designed to eliminate cells in the event of toxicity. The CaspaCIDe switch consists of the CID-binding domain coupled to the signaling domain of Caspase-9, an enzyme that is an integral part of the apoptotic, cell death pathway. Infusion of rimiducid is designed to trigger dimerization and activation of this domain of Caspase-9, which in turn leads to selective apoptosis of the CaspaCIDe-expressing cells. Because CaspaCIDe is designed to be permanently incorporated into our cellular therapies, the safety switch has the potential to be available for use long after the initial therapy is delivered. This technology is applied to our lead clinical product candidate, BPX-501, an adjunct T cell therapy provided after allogeneic HSCT, and to our TCR product candidate, BPX-701.
We believe that CaspaCIDe is the optimal cell therapy safety switch technology described to-date. The only other widely reported clinically validated approach is based on the Herpes Simplex Virus thymidine kinase, or HSV-tk, a non-human immunogenic protein which can incorporate into a dividing cell’s DNA, the widely-used anti-viral drug, ganciclovir, leading to cell death. Comparative nonclinical studies have demonstrated CaspaCIDe’s potential benefits relative to HSV-tk, including lack of immunogenicity, effectiveness in rescuing animals from toxicities that have progressed, lack of dependence on the cell cycle for cell elimination, and most importantly, speed of elimination. In human trials, CaspaCIDe has demonstrated clinical activity beginning as soon as 30 minutes after administration of the activating drug, rimiducid. Lastly, rimiducid is bio-inert in the absence of cells containing a CID-based switch, and has no other clinical use. In contrast, ganciclovir is used to treat herpes virus family infections, and can have clinical side effects.
Other cell elimination approaches described in the literature include gene modification of cells to express truncated epidermal growth factor receptor (tEGFR) or codon-optimized CD20. Administration of the monoclonal antibodies, cetuximab or rituximab, respectively, is intended to trigger complement--dependent cytotoxicity, or CDC, or antibody-dependent cellular cytotoxicity, or ADCC, mediated cell elimination. While CaspaCIDe eliminates cells via the apoptotic pathway, the body’s non-inflammatory mechanism for this important function, we believe a CDC-mediated mechanism may add to complications in patients already in an inflammatory crisis, such as seen with serious CRS, after CAR T cell therapy. Moreover, cetuximab and rituximab, both anti-cancer therapies that can have potentially serious side effects, are unlikely to be usable in a titratable manner. Lastly, these approaches have yet to demonstrate efficacy in clinical trials.
CaspaCIDe has been evaluated in both preclinical and clinical studies, with additional clinical trials ongoing and planned. In addition to using our CaspaCIDe technology for the substantial elimination of cellular therapy, like an “off” switch, we are studying partial elimination of a cellular therapy, like a “dimmer” switch, by delivering reduced doses of rimiducid. We observed the dose response to rimiducid by measuring the viability of BPX-501 cells in culture following the addition of increasing amounts of rimiducid to the culture medium, as well as by measuring the survival of BPX-501 cells in vivo in immune-deficient mice following injection of increasing doses of rimiducid. In these preclinical studies, rimiducid rapidly and consistently reduced or eliminated CaspaCIDe-containing cells in a dose-dependent manner.
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
Our Product Candidates
BPX-501: Adjunct T Cell Therapy for Allogeneic Hematopoietic Stem Cell Transplantation
BPX-501 is an adjunct T cell therapy administered after allogeneic HSCT using genetically modified donor T cells incorporating our CaspaCIDe safety switch. BPX-501, in combination with rimiducid, has been granted orphan drug designation by the FDA for the treatment of immunodeficiency and GvHD following allogeneic HSCT. We believe that BPX-501 could enable physicians to maximize the benefits of T cell therapy for allogeneic HSCT, such as immune system reconstitution and prevention or treatment of relapse of underlying disease, while mitigating some of the safety issues associated with a stem cell transplant.
The goal of our BPX-501 clinical program is to provide better overall transplant outcomes- faster immune recovery, lower rates of infection and lower rates of disease relapse-than one would generally expect from an alternative allogeneic transplant procedure. We are currently conducting multiple Phase 1/2 clinical trials of BPX-501 in Europe. In November 2014, we initiated BP-004, a Phase 1/2 clinical trial in children with leukemias, lymphomas, or orphan inherited blood disorders, such as severe combined immunodeficiency, Wiskott-Aldrich Syndrome and beta thalassemia, all fatal or chronic life-long disorders for which HSCT is curative. The trial is being conducted in both European and U.S. pediatric transplant centers. The clinical trial is evaluating whether BPX-501 T cells from a haploidentical donor, typically the child’s mother or father, administered following an alpha-beta TCR T-depleted and B-cell depleted HSCT, are safe and can enhance immune reconstitution. We have reported initial outcomes from these ongoing clinical trials at several medical meetings.
Additional ongoing clinical studies include the BP-001 and BP-008 clinical trials in adult hematological cancer patients in which BPX-501 is administered after initial allogeneic HSCT. BP-001 is investigating the potential for BPX-501 in adult high-risk malignancies as a T cell addback and BP-008 is investigating the potential for BPX-501 as a donor lymphocyte infusion to address post-HSCT relapse. In addition, we are planning to initiate additional clinical trials in the U.S. and Europe, as part of our strategy to pursue global regulatory approvals and expand the potential addressable patient population for BPX-501.
In July 2016, the intellectual property for BPX-501 was strengthened with a U.S. method of use patent issued to Baylor College of Medicine, or Baylor. The patent, licensed exclusively to us, is scheduled to expire in 2031.
During 2016, we discussed with the European Medicines Agency, or the EMA, clinical and regulatory plans to support the filing of Marketing Authorization Applications, or MAAs, for BPX-501 and rimiducid in Europe, initially for pediatric patients with certain orphan inherited blood disorders or treatment-refractory hematological cancers. Based on the regulatory discussions, we believe that data from the European arm of our BP-004 trial, with a primary endpoint of event-free survival (transplant-related mortality, severe GvHD and serious infection) at six months, could form the basis of MAAs for BPX-501 and rimiducid. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical hematopoietic stem cell transplant setting. Exceptional circumstances may be granted for medicines that treat very rare diseases, or where controlled studies are impractical or not consistent with accepted principles of medical ethics. In place of a randomized trial, we are collecting data from a concurrent observational study in the pediatric matched unrelated donor hematopoietic stem cell transplant setting, which will include both retrospective patients and prospective patients.
We are currently planning additional clinical trials for BPX-50l. In the adult malignant patient setting, we are designing a randomized, controlled trial in adults with acute myeloid leukemia, and potentially other hematological cancers, to compare outcomes in patients receiving a haplo-transplant with and without BPX-501. For the U.S. pediatric patient setting, we are designing a clinical trial, that we believe could be registrational, to evaluate BPX-501 in a distinct orphan disease population. We expect to initiate both of these clinical trials in the second half of 2018.
BPX-601: GoCAR-T Product Candidate for Solid Tumors
We are developing BPX-601, a GoCAR-T product candidate containing Bellicum’s proprietary iMC activation switch, for the treatment of solid tumors expressing PSCA. PSCA is a cancer antigen expressed in several solid tumor indications, including: gastric, esophageal, cholangiocarcinoma, glioblastoma, prostate, pancreatic and bladder cancers. Preclinical data shows enhanced T-cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies.
A Phase 1 clinical trial in patients with non-resectable pancreatic cancer is ongoing and we expect to report initial data from this clinical trial in the second half of 2018. In addition to pancreatic cancer, we are planning to expand the clinical development of BPX-601 to include additional cancer types.
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
BPX-701 is a CaspaCIDe-enabled natural high affinity TCR product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. The ongoing Phase 1 clinical trial for BPX-701 is in adult patients with refractory or relapsed AML, and myelodysplastic syndromes, or MDS. We expect to report initial data from this clinical trial in the second half of 2018.
CD19 CAR T Program
We are working with academic collaborators to establish clinical proof of concept for CaspaCIDe in the CD19 setting. We believe that this strategy allows a cost-effective approach for clinical evaluation of CaspaCIDe in attenuating the acute toxicities of CD19-targeted therapies. As part of this strategy, in November 2016 we announced an expanded collaboration with OPBG, a leading European pediatric research center and hospital. Clinical development of a CaspaCIDe-enabled CD19 CAR T cell therapy is ongoing at OPBG.
Manufacturing, Processing and Delivering to Patients
We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality. We historically have worked with third-party contract manufacturers in both Europe and the U.S. to produce BPX-501, BPX-601 and BPX-701 for our clinical trials. In the first quarter of 2017, we completed the initial phase of the build-out of our in-house cell manufacturing and vector production capabilities in 30,400 square feet of leased space at our headquarters in Houston, Texas. This site was designed and constructed to satisfy both U.S. and European regulatory requirements. We began manufacturing clinical trial material from this site beginning in the first quarter of 2017 and completed the build-out of this facility in early 2018 and expect that it will meet our U.S. clinical trial and early commercialization requirements. For the European market, we plan to continue working with established contract manufacturers, with our U.S. manufacturing facility being available as a potential back-up site. We are leveraging the processes we have developed for BPX-501, BPX-601 and BPX-701 in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR T and TCR product candidates to create and develop first and best-in-class product candidates.

Our product candidates require a combination of three critical components: (1) viral vectors with DNA content encoded for our proprietary switch proteins and co-stimulatory and other accessory molecules, (2) patient-specific donor T cells that are genetically modified by our viral vectors, and (3) the synthetic small molecule rimiducid, which activates the switch proteins. Each of these components requires a separate supply chain and shares the same regulatory requirements applicable for biological or chemical materials suitable for human use. Details on each of these components are described below:

•
Viral Vectors. We use a retrovirus to transduce our T cell based product candidates. We believe that the retrovirus is optimal for T cell transduction given that it is an integrating vector that induces long-term gene expression, exhibits high transduction efficiency, has sufficient capacity for DNA content, and has been safely used in clinical trials. We have recently completed facilities to enable in-house vector production, but to date have been reliant upon multiple third-party suppliers that operate under good manufacturing practices, or GMPs, procedures and requirements.

•
Genetically Modified T Cells. We have completed the build-out of our facility in Houston, Texas to allow in-house manufacturing for the planned U.S. clinical and early commercial requirements for BPX-501, and the clinical supply needs of our other product candidates. We also have agreements with reputable contract manufacturing organizations, or CMOs, as a primary source in Europe, and as an alternate source in the U.S., for processing and manufacturing our genetically modified T cells. We have designed and refined a proprietary process for cell engineering that has been improved from lab-based open procedures used in academic and research settings to a functionally closed system that is more appropriate for large-scale clinical trials and commercialization. Our systems are designed to be compliant with current guidelines and regulations for cell-based manufacturing in the U.S. and Europe and have been successfully transferred and implemented by our CMOs.

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

We are focused on continuously refining our overall cell therapy process, manufacturing, processing and delivery to patients to be more efficient. Our current process cycles for our product candidates, from collection of white blood cells to infusion of the final product, can be completed in as little as two weeks and are customized to be complementary to the treatment procedure of interest in order to prevent delays or complications.
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
For example, we are aware of third party patents having claims that may be considered as being directed to single-chain antibody fragments that bind to PSCA and these patents may be considered relevant to BPX-601 technologies we are developing. We currently are evaluating whether or not we need to obtain rights to these patents under a license, and if it is determined that we need to obtain such rights, whether these rights can be obtained. Please refer to the section entitled “Item 1A. Risk Factors-Risks Related to Our Intellectual Property” herein for associated risks.
To our knowledge, our patent estate, on a worldwide basis, includes 156 issued patents, 38 of which are in the U.S., and 60 pending patent applications, 17 of which are in the U.S., which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license as of February 28, 2018.

▪
We have internally developed technology disclosed in two pending utility patent applications in the U.S. and 13 pending foreign patent applications which relates to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2035. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2035.

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

The provisional and pending patent applications and issued patents in the patent estate include composition of matter and method of use claims.
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
Rimiducid is a relatively complex drug substance to manufacture. We have substantial experience in manufacturing rimiducid and in preparing it for patient infusion. Our manufacturing know-how is a valuable asset and we incorporate contractual confidentiality terms in all agreements with our third-party manufacturers. We believe that a competitor will face substantial obstacles with respect to time and cost in order to derive a clinically acceptable manufacturing process.
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
Our Collaboration and License Agreements
Co-Development and Co-Commercialization Agreement - Adaptimmune

In December 2016, we and Adaptimmune Therapeutics plc, or Adaptimmune entered into a Co-Development and Co-Commercialization Agreement, or the Adaptimmune Agreement, in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies.
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
Collaboration Agreement - OPBG
In October 2016, we entered into a collaboration agreement with OPBG, or the OPBG Agreement, pursuant to which we and OPBG agreed to collaborate on research projects and early stage clinical trials for the design and development of various T cell immunotherapies, or the OPBG Research.
As consideration for OPBG’s performance of the OPBG Research and grant of certain licenses to us, we agreed to fund an aggregate of up to $4.4 million in project costs payable to OPBG or certain third-party service providers, as applicable, over the term of the OPBG Research, estimated to be four years. With respect to any inventions arising from the OPBG Research, OPBG agreed to grant us an exclusive license to any such inventions, the terms of which would be set forth in a separate agreement. In addition, OPBG granted us paid-up, worldwide co-exclusive licenses for non-commercial development of OPBG’s CD19 and CAR.GD2 CAR T technologies, as well as paid-up, worldwide exclusive licenses to commercialize OPBG’s CD19 and CAR.GD2 CAR T technologies, each to be governed by a separate agreement.
The initial term of the OPBG Agreement expired on June 30, 2017, and we are in the process of negotiating for a potential extension.
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
As consideration for Leiden’s performance of the Research, we agreed to pay Leiden an aggregate of EUR 2.5 million in quarterly installments during the three-year term of the Research. With respect to any inventions arising from the Research that are relevant to or useful for any high affinity TCR that is studied in the Research, Leiden granted us an exclusive option to obtain an exclusive, worldwide license to practice and exploit such inventions. The parties agreed to negotiate in good faith the commercially reasonable terms of each such license agreement entered into between the parties, based on terms similar to those set forth in the previously executed license agreement between the parties and those specified in the Leiden Agreement.

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
License Agreement - Agensys
In December 2015, we and Agensys entered into a license agreement, or the Agensys Agreement, pursuant to which (i) Agensys granted us, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to PSCA and related antibodies, and (ii) we granted Agensys a non-exclusive, fully paid license to our patents directed to inventions that were made by us in the course of developing our licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon our other proprietary technology, to non-therapeutic applications of antibodies not used within the field.
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
Grant Agreement
Grant Agreement with Cancer Prevention and Research Institute of Texas
In July 2011, we entered into a Cancer Research Grant Contract, or the First Grant Contract, with the Cancer Prevention and Research Institute of Texas, or CPRIT, under which CPRIT awarded a grant not to exceed approximately $5.7 million to be used for the execution of defined clinical development of BPX-501. To date, we have received approximately $4.9 million under the grant. The Grant Contract terminated on June 30, 2014, but obligations exist as to licensing, royalty payments, and indemnification provisions.
In November 2016, we announced that the Company received notice of a product development award totaling approximately $16.9 million from CPRIT, the terms of which have been formalized in a contract. The CPRIT award is expected to fund a portion of a three-year global clinical program comprising clinical trials for adult and pediatric patients with high-risk and intermediate-risk AML, and potentially other hematologic cancers. The proposed studies are designed to evaluate the benefit of BPX-501 and rimiducid in the context of in vivo and ex vivo T cell depleted haploidentical HSCT. The CPRIT oversight committee met in February 2017 and agreed to move forward with the proposed terms of the grant agreement, and a second grant, or the Second Grant Contract was entered into in August 2017. Additionally, the First Grant Contract was amended in order to align revenue sharing terms, discussed below, with the Second Grant Contract. We are currently in the process of finalizing the clinical trial design(s) and expect to initiate the development program supported by the CPRIT funding in the second half of 2018.
Pursuant to the terms of each of the Grant Contracts, we grant to CPRIT a non-exclusive, irrevocable, royalty-free, perpetual, worldwide license to any technology and intellectual property resulting from the grant-funded activities and any other intellectual property that is owned by us and necessary for the exploitation of the technology and intellectual property resulting from the grant-funded activities, or the Project Results, for and on behalf of CPRIT and other governmental entities and agencies of the State of Texas and private or independent institutions of higher education located in Texas for education, research and other non-commercial purposes only. The terms of each of the Grant Contracts require that we pay tiered royalties in the low- to mid-single digit percentages on revenues from sales and licenses of products or services that are based upon, utilize, are developed from or materially incorporate Project Results. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or twelve years from first commercial sale of such product or service in certain countries if there is no such exclusivity or patent protection).
If we abandon patent applications or patents covering Project Results in certain major market countries, CPRIT can, at its own cost, take over the prosecution and maintenance of such patents and is granted a non-exclusive, irrevocable, royalty-free, perpetual license with right to sublicense in such country to the applicable Project Results. We are required to use diligent and commercially reasonable efforts to commercialize at least one commercial product or service or otherwise bring to practical application the Project Results. If

CPRIT notifies us of our failure with respect to the foregoing, and such failure is not owing to material safety concerns, then, at CPRIT’s option, the applicable Project Results would be transferred to CPRIT and CPRIT would be granted a non-exclusive license to any other intellectual property that is owned by us and necessary for the exploitation of the Project Results, and CPRIT, at its own cost, can commercialize products or services that are based upon, utilize, are developed from or materially incorporate Project Results. CPRIT’s option is subject to our ability to cure any failures identified by CPRIT within 60 days and a requirement to negotiate in good faith with us with respect to an alternative commercialization strategy for a period of 180 days.
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
Our lead product candidate, BPX-501, is an adjunct therapy for HSCT with alternative donors that is designed to provide improved outcomes through enhanced time to reconstitution of the immune system and address the safety risks of GvHD and susceptibility to infections. The current standard-of-care that addresses some of the safety challenges associated with HSCT, primarily GvHD, is high-dose steroids. We are aware of other companies that are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V. and MolMed S.p.A.
T-cell based treatments for cancer, such as CAR T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. BPX-601 and BPX-701 based on our GoCAR-T and CaspaCIDe technologies may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including Adaptimmune, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Cell Medica Limited, GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Juno Therapeutics, Inc., Kiadis Pharma B.V., Medigene AG, MolMed S.p.A., Novartis AG, Pfizer Inc., Unum Therapeutics, Precision Biosciences, Inc. and Ziopharm Oncology.
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
Research & Development Expenses
Information about our research and development expenses is incorporated herein by reference to Item 8 of Part II of this Annual Report.

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
Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.
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
Where applicable, we plan to request Fast Track and Breakthrough Therapy Designation for our product candidates, including BPX-501, BPX-601 and BPX-701. Even if we receive one or both of these designations for our product candidates, the FDA may later decide that our product candidates no longer meet the conditions for qualification. In addition, these designations may not provide us with a material commercial advantage.
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
Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to replace elements of the PPACA.
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
Employees
As of December 31, 2017, we had 137 employees, all of whom were full-time, 117 of whom were engaged in research and development activities and 20 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References to “emerging growth company” in this Annual Report on Form 10-K have the meaning associated with it in the JOBS Act.

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
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2017 and 2016, we reported a net loss of $91.8 million and $69.2 million, respectively.
As of December 31, 2017, we had an accumulated deficit of $322.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
In addition, if we obtain regulatory approval of and seek to commercialize any of our product candidates, we will likely incur significant sales, marketing and manufacturing expenses and may continue to incur substantial research and development expenses for additional post-marketing approval development requirements related to such product.
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
We will require significant funding to complete the development and commercialization of BPX-501 and any of our other product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates and other research and development programs.
As of December 31, 2017, we had cash and cash equivalents of approximately $45.0 million and total investments in marketable securities of $61.5 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We believe that cash and cash equivalents and investments in marketable securities, or a total of $106.5 million, will be sufficient to fund our operations through the first quarter of 2019. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.
We expect to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our loan agreement with Oxford Finance prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:

•	seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;
•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•	seek a third party to acquire us or our assets.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline.

Our U.S. IND for BPX-501 has been placed on clinical hold by the FDA after three cases of encephalopathy possibly related to BPX-501 were reported. We may not conduct any clinical trials under this IND until such clinical hold is lifted by the FDA. Foreign regulatory authorities may similarly impose clinical holds on our ongoing trials of BPX-501, which would significantly delay our development and could end our development of BPX-501.
We have received notice from the FDA that U.S. studies of BPX-501 have been placed on a clinical hold following three cases of encephalopathy deemed as possibly related to BPX-501. We are working on revising the clinical trial protocols and other actions required by the FDA for it to lift the clinical hold. If the clinical hold is not lifted, it is unlikely that we will be able to pursue any further development of this product candidate in the United States which will significantly reduce the potential market for this product candidate. While the clinical hold does not affect the ongoing BP-004 trial in Europe, foreign regulatory authorities, including in Europe, may follow the FDA and place holds on the clinical development of this product candidate, which would harm our business.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary CID technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed development of any products. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing requisite clinical trials through all phases of clinical development of BPX-501 and our other current product candidates;

•	seeking and obtaining marketing approvals for BPX-501 and any other product candidates that successfully complete clinical trials, if any;

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
Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the likelihood or timing for when we may receive regulatory approval of BPX-501 or any of our other current or future product candidates or when we will be able to achieve or maintain profitability, if ever. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain the regulatory approvals to market and sell one or more of our product candidates, we may never generate significant revenues from any commercial sales for several reasons, including because the market for our products may be smaller than we anticipate, or products may not be adopted by physicians and payors or because our products may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize one or more products, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected. In addition, our expenses could increase beyond expectations if we are required by the European Medicines Agency, or EMA, the FDA, or other foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate for BPX-501 and our other product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Further, if one or more of the product candidates that we independently develop is approved for commercial sale, we expect to incur significant costs associated with commercializing any such product candidates. Finally, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our CID technology is novel and largely unproven.
Our proprietary CID technology platform is novel and there are no approved products or third-party product candidates in late-stage clinical trials based on this technology. Additionally, the safety and efficacy profile of rimiducid has not been subject to large scale clinical testing. If rimiducid is found to have a poor safety profile in clinical trials, or if our technology is not effective, we may be required to redesign all of our product candidates, which would require significant time and expense. In addition, our CID platform technology may not be applicable or effective in the development of additional cellular immunotherapies beyond our current programs which would adversely affect our business and prospects.
CAR T cell therapies are novel and present significant challenges.
CAR T and TCR product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, including:

•	obtaining regulatory approval, as the EMA, FDA and other regulatory authorities have limited experience with commercial development of T-cell therapies for cancer;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered T cells into the patient;

•	educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;

•	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

•	the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.
Our inability to successfully develop CAR T and TCR cell therapies or develop processes related to the manufacture, sales and marketing of these therapies would adversely affect our business, results of operations and prospects.
The EMA and/or FDA may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.
Our business and future success depends, in part, on our ability to obtain regulatory approval of and then successfully commercialize BPX-501 and our other clinical product candidates. All of our product candidates, including BPX-501, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can expect to generate any revenue from product sales.
BPX-501 and our other product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the EMA, FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•
we may be unable to demonstrate to the satisfaction of the EMA, FDA or comparable foreign regulatory authorities that our product candidates have the necessary safety, purity, and potency for any of their proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the EMA, FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

•	we may encounter serious and unexpected adverse events during clinical trials that render our products unsafe for use in humans;

•	the EMA, FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the EMA, FDA or comparable foreign regulatory authorities to support the submission of an MAA, BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in Europe, the U.S. or elsewhere;

•
the EMA, FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes and/or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the EMA, FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
We plan to initially seek approval for BPX-501 and rimiducid from the EMA for the treatment of pediatric patients undergoing haploidentical (partial match) hematopoietic stem cell transplants, or HSCT, and to submit the marketing authorization applications, or MAAs, for this indication in 2019. While we expect that the European arm of our BP-004 trial could serve as the registrational trial for these MAAs, this clinical trial was not originally designed for that purpose. We cannot be certain that our preclinical and clinical trial package for the MAAs will be sufficient for approval of BPX-501 for multiple reasons including issues related to trial conduct and analysis; limitations of data available from pre-clinical and Phase 1/2 studies; or issues related to CMC efforts to date. We have sought to avoid or remediate potential issues but we cannot be sure that such efforts will be effective or sufficient. Further, we cannot assure you that the EMA or any other regulatory agency will agree that BPX-501 provides a clinically meaningful and differentiated therapeutic benefit or that the side effects experienced in our clinical trials yield an acceptable benefit/risk ratio in the opinion of the EMA or other regulatory agencies. If the MAAs for BPX-501 are deficient, we will incur additional expenses to address the deficiencies, which may require additional clinical trials, and the commercialization of BPX-501 will be delayed. This would adversely affect our business, results of operations and prospects.
We, or our institutional collaborators, are conducting and planning additional clinical trials of BPX-501 designed to support FDA approval of our therapy in multiple indications. In each case, we plan to conduct one clinical trial to support registration in that indication. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that a single Phase 3 clinical trial strategy is warranted given the limited alternatives for patients for which BPX-501 therapy is potentially beneficial, but the FDA may ultimately require more than one Phase 3 clinical trial and may limit clinical trial designs allowed to serve as a registration trial.
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
Clinical testing is expensive, takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our product candidates are subject to the risks of failure inherent in biologic drug development. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in the target indication before we can obtain regulatory approvals for commercial sale. Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results and most product candidates that commence clinical trials are never approved as products. We expect there may be greater variability in results for cellular immunotherapy products processed and administered on a patient-by-patient basis, like all of our CID technology-based development and product candidates, than for “off-the-shelf” products, like many drugs.
If any of our product candidates fail to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon our development of the product candidate, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.
Many of our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.

We have begun enrolling patients in Phase 1 clinical trials of BPX-601 for the treatment of non-resectable pancreatic cancer and BPX-701 for the treatment of refractory or relapsed acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS. We have not initiated clinical trials for any additional preclinical product candidates and we may not be able to commence clinical trials on the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-701 and our other preclinical programs may not be indicative of the results of clinical trials of these product candidates. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Even if clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before we submit our product candidates for approval. To the extent that the results of our clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates.
We may not be successful in our efforts to use and expand our CID platform to build a pipeline of product candidates and develop marketable products.
We believe that our CID platform, which serves as the foundation of our CaspaCIDe and GoCAR-T technologies, can be further leveraged to discover other novel technologies, therapeutic applications and market opportunities. For example, we are currently conducting research in applying our platform TCR therapies for solid tumors, where immune toxicities associated with treatment can be even more severe than CAR T therapies. We are also developing new molecular switches and dual-switch systems to provide greater control over cellular immunotherapy. We are at an early stage of development and our platform has not yet, and may never lead to, approved or marketable products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including for reasons related to their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
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
Also, we are conducting multiple clinical trials in Europe and may plan additional testing of our technology and product candidates in other foreign jurisdictions. We currently have limited staffing and capabilities in foreign countries, and may not be able to effectively resolve potential disputes with our independent investigators and collaborators.
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to study sites;

•	the design of the clinical trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain patient consents;

•	the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and

•	competing clinical trials and approved therapies available for patients.
In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population, for example, patients with rare cancers with specific attributes that are targeted with our product candidates and patients with orphan inherited blood disorders. Our clinical trials will compete with other companies' clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than enroll patients in any of our future clinical trials. Patients may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.
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
Rimiducid, BPX-501 and certain of our other CaspaCIDe product candidates are being used by third parties in clinical trials for which we are collaborating or in clinical trials which are completely independent of our development programs. We have little to no control over the conduct of those clinical trials. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive regulatory approval for any product candidate and a new and serious safety issue is identified in connection with clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize our product.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
In third party clinical trials involving CAR T cells, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR T cells were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR T cells.
Undesirable side effects observed in our clinical trials, whether or not they are caused by our product candidates, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. In addition, because the patients in our clinical trials are suffering from life-threatening diseases, are often suffering from multiple complicating conditions and, in the case of transplant patients, are in a position of extreme immune deficiency at the time that they receive our therapy, it may be difficult to accurately assess the relationship between our product candidates and adverse events experienced by very ill patients. In January 2018, we received notice from the FDA that all clinical trials of BPX-501 in the United States have been placed on a clinical hold following three cases of encephalopathy deemed as possibly related to BPX-501, and we are currently unable to continue to enroll additional patients in these trials until the FDA lifts the clinical hold. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
Clinical trials are expensive, time-consuming and difficult to design and implement.
Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on relatively new technology and engineered on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. The costs of our clinical trials may increase if the FDA does not agree with our clinical development plans or requires us to conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates.
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
The FDA or EMA grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in that jurisdiction a drug or biologic for a disease or condition will be recovered from sales in that jurisdiction for that drug or biologic.  If a product that has orphan drug designation subsequently receives the first FDA or EMA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA or EMA may not approve any other applications, including a full authorization to market the same biologic for the same indication for seven years in the U.S. and for 10 years in Europe, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.
The EMA has granted orphan drug designations to BPX-501 for treatment in HSCT, and for activator agent rimiducid for the treatment of GvHD. Additionally, BPX-501 and rimiducid have received orphan drug designation from the FDA, as a combination replacement T-cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT. However, in each case, exclusive marketing rights may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the EMA or FDA, as applicable, later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Although the respective designations may provide seven years of market exclusivity in the U.S. and 10 years of market exclusivity in Europe, the designations are subject to certain limited exceptions. Therefore, even though we have obtained orphan drug designation for certain indications, we may be unable to obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Financial Officer and Treasurer, our Chief Medical Officer and our Executive Vice President of Technical Operations. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units (RSUs) that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As our development and commercialization plans and strategies develop, including the preparations for a potential launch of BPX-501 in Europe, we expect to need additional managerial, medical, operational, sales, marketing, financial and other personnel. Future growth imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;

•
managing our internal development efforts effectively, including the clinical and regulatory review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and improving our operational, financial and management controls, reporting systems and procedures.

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
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates, and, accordingly, may not achieve our research, development and commercialization goals.

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
In December 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which we have borrowed $35.0 million. The loan and security agreement governing the debt facility requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. Our intellectual property also is subject to customary negative covenants.  In addition, subject to limited exceptions, Oxford could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan and security agreement or upon the collateral or Oxford’s liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment charge of up to 3% of the then outstanding principal balance and an end-of-term charge.  Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under our loan and security agreement with Oxford, Oxford may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the loan and security agreement. If we default under the facility, Oxford may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Oxford could take control of our pledged assets and we could immediately cease operations.  If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us.  If we were liquidated, Oxford’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation.  Any declaration by Oxford of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the loan and security agreement with Oxford. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.
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
We do not currently own a European facility that may be used as our clinical-scale manufacturing and processing facility, and must currently rely on outside vendors to manufacture supplies and process our product candidates, which is and will need to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale. We may not be able to scale patient-by-patient manufacturing and processing to satisfy clinical or commercial demands for any of our product candidates. In addition, our anticipated reliance on a limited number of third-party manufacturers for manufacturing in Europe exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and any replacement contractor must be approved by the EMA. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of regulatory approval, if any.

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

•
Manufacturers are subject to ongoing periodic unannounced inspection by regulatory agencies to ensure strict compliance with cGMP and other government regulations and standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

•	Our third-party manufacturers could breach or terminate their agreement with us.
Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the EMA or the commercialization of our product candidates in Europe or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.
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
We have completed the buildout of manufacturing space at our leased headquarters in Houston, Texas and have begun in-house clinical manufacturing. We also rely on outside vendors to manufacture clinical supplies and process intermediates to support our clinical trials. Our internal manufacturing infrastructure for the production of our U.S. clinical product candidate requirements, and expected commercial cell therapy product requirements, will rely upon finding personnel with an appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to find these individuals, we may need to rely on external contractors longer than anticipated, and train additional personnel to fill the needed roles. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.
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
Gene-modified cell therapy manufacture requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. Some suppliers typically support biomedical researchers or blood-based hospital businesses and may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an EMA or FDA inspection or medical crisis, such as widespread contamination. We also do not have commercial supply arrangements with many of these suppliers, and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.
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
We may not be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in Europe or the U.S.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, the president of the United States signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.
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
As of December 31, 2017, we had gross federal income tax net operating loss, or NOL, carry forwards of $222.7 million and federal research tax credits of $10.3 million. The NOL carryforwards will expire beginning in 2025, if not utilized.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
We have not previously submitted an MAA or a Biologics License Application, or BLA, to the EMA or FDA, or similar approval filings to other foreign authorities. An MAA/BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. In addition, the cell and gene therapy office of the FDA has limited experience with combination products that include a small molecule component. Approval of our product candidates, including BPX-501, will require this FDA office to consult with another division of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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

Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. For example, we have received notice from the FDA that U.S. studies of BPX-501 have been placed on a clinical hold following three cases of encephalopathy deemed as possibly related to BPX-501. We await a formal communication from the FDA to determine the requirements for resuming our U.S. studies of BPX-501, and are unable to continue these studies until the clinical hold is lifted
Also, before a clinical trial can begin at an NIH-funded institution, that institution’s independent institutional review board, or IRB, and its Institutional Biosafety Committee must review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the EU or

U.S., including additional preclinical studies or clinical trials. Studies and clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the EU and U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties and/or withdrawal of product approval if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The EMA and FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the EMA, FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the EMA or FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	suspension or termination of manufacturing at one or more manufacturing facilities;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.
The EMA's, FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Europe, the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use our product candidates for many reasons. Many factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the EMA, FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the EMA, FDA or other regulatory authorities;

•	the extent and quality of the clinical evidence supporting the efficacy and safety of our product candidates;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•	confusion or lack of understanding regarding the effects of rimiducid and the timing and size of dosing of rimiducid after immune cell therapy; and

•	the effectiveness of our sales and marketing efforts.
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
Market acceptance and sales of our product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our products will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our product candidates and/or payment to the physician for administering our product candidates. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies, or lists of treatments for which third-party payors provide coverage and reimbursement. Third party payors may also have difficulty in determining the appropriate coverage of our product candidates, if approved, including BPX-501, due to the fact that they are combination products that include a small molecule drug, rimiducid.
Third-party payors establish coverage and reimbursement policies for new products, including product candidates like BPX-501 and our other product candidates. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EEA and other significant or potentially significant markets for our product candidate, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in Canada and the EEA will put additional pressure on product pricing, coverage, reimbursement and utilization, which may adversely affect our product sales and results of operations. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following: (i) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (ii) an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; (iii) a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (iv) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (v) expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (vii) expansion of health care fraud and abuse laws, including the federal civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; and (viii) a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment there have been judicial and Congressional challenges to other aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to replace elements of the PPACA. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.
Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.
In the EU, the success of BPX-501 and our other product candidates, if approved, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use therapies that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the EEA have increased the amount of discounts required on pharmaceutical products and other therapies, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, prospects, financial condition and results of operations.
Certain countries have a very difficult reimbursement environment and we may not obtain reimbursement or pricing approval, if required, in all countries where we expect to market a product, or we may obtain reimbursement approval at a level that would make marketing a product in certain countries not viable.
We expect to experience pricing pressures in connection with the sale of BPX-501, if approved, and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.
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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations.  Compliance with these legal standards could impair our ability to compete in domestic and international markets.  We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities.  Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.  We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals.  We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations.  We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities.  Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
For example, we are aware of a third-party patent having claims directed to chimeric DNA comprising DNA segments encoding (1) a single chain antibody domain and (2) transmembrane and cytoplasmic domains of an endogenous protein. Even though we have reason to believe that our BPX-601 technologies are not covered by claims of this patent, an owner or licensee of the patent still might bring a patent infringement suit against us. If the patent is asserted against us, we may not prevail in defending against claims of infringement and/or challenging the validity of claims in the patent. We may not successfully develop alternative technologies or enter into an agreement by which we obtain rights to the patent. These rights, if necessary, may not be available on terms acceptable to us.
We are aware of third-party patents having claims that may be considered as being directed to single-chain antibody fragments that bind to PSCA and these patents may be considered relevant to BPX-601 technologies we are developing. We currently are evaluating whether or not we need to obtain rights to these patents under a license, and if it is determined that we need to obtain such rights, whether these rights can be obtained.
Also, while we are aware there are other third-party patents having claims that may be considered relevant to BPX-601 technologies for which we are seeking, or plan to seek, regulatory approval, we believe those patents have a patent term that may expire prior to the time we expect to obtain regulatory approval for these technologies. The estimated expiration dates for those patents were determined according to information on the face pages of the patents, and certain factors that could influence patent term, such as patent term adjustment and patent term extension, for example, were not factored into these estimates. Accordingly, the estimated expiration dates of those patents may not be accurate and one or more of those patents may not expire before we obtain regulatory approval for an applicable technology. Owners or licensees of one or more of those patents may bring a patent infringement suit against us. If one or more of those patents are asserted against us, we may be able to assert a defense for a safe harbor to patent infringement under 35 U.S.C. 271(e)(1) if certain requirements are met. It is possible that (1) certain of these requirements may not be met, and/or (2) one or more of the third-party patents might expire after one or more of our technologies obtain regulatory approval, and consequently we may not successfully assert such a defense to patent infringement. If we are unsuccessful in asserting a defense under 35 U.S.C. 271(e)(1), it is possible we may not prevail in defending against claims of infringement and/or challenging the validity of claims in those patents. We may not successfully develop alternative technologies or enter into agreements by which we obtain rights to applicable patents. These rights, if necessary, may not be available on terms acceptable to us.
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
Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. It also is possible that third parties could institute a patent office post-grant proceeding against one or more of our patents, or one or more patents licensed to us, such as a post grant review proceeding, inter parties review proceeding or reexamination proceeding at the USPTO, or an opposition proceeding in a jurisdiction outside the U.S. An unfavorable outcome in a post-grant proceeding could result in a loss of our patent rights. Litigation, interference proceedings or patent office post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We also may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.
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
Many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. To date, we have not sought to enforce any issued patents in these foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. The requirements for patentability may differ in certain countries, particularly developing countries. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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

Risks Related to Ownership of our Common Stock
We are subject to securities litigation, which is expensive and could divert management attention.
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a complaint was filed in the United States District Court for the Southern District of Texas captioned Kakkar v. Bellicum Pharmaceuticals, Inc., et al., Case No. 4:18-cv-00338, on behalf of a putative class of the Company’s stockholders against us and certain of our current officers. The complaint asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of all stockholders that purchased our common stock between May 8, 2017, and January 30, 2018. The complaint alleges that we made materially false and misleading statements regarding our business, operational and compliance policies with respect to BPX-501. The complaint seeks unspecified damages, interest, attorneys’ fees, costs, and such other relief as the Court may deem just and proper. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.
The price of our stock is volatile and you could lose all or part of your investment.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our loan and security agreement with Oxford restrict our ability to declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest. Any return to stockholders will therefore be limited to the appreciation of their stock.
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.
As of February 28, 2018, our executive officers, directors and 10% stockholders beneficially owned approximately 24.9% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2019, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles, or US GAAP, or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.
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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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

ITEM 1B.  Unresolved Staff Comments
None.

ITEM 2.  Properties
We lease an aggregate of approximately 65,608 square feet of space in Houston, Texas, which consists of a 35,251 square foot facility for administrative and research and development activities under a lease that expires in January 2020 with five, one-year lease renewal options, and a 30,357 square foot facility for in-house cell therapy manufacturing activities under a lease that expires in August 2026, with an option to renew for one additional period of five years. During 2016, the Company leased an aggregate of 3,540 additional square feet primarily for manufacturing and clean room space which is included in the manufacturing square footage above. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3.  Legal Proceedings
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to be class action brought on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaint alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess BPX-501 as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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
The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the periods indicated:

	Price Range
	High	Low
Year Ended December 31, 2015
First Quarter	$33.63	$19.73
Second Quarter	$29.33	$20.20
Third Quarter	$21.71	$13.66
Fourth Quarter	$23.84	$12.25

Year Ended December 31, 2016
First Quarter	$20.25	$7.24
Second Quarter	$13.75	$8.61
Third Quarter	$21.58	$12.71
Fourth Quarter	$23.11	$13.50

Year Ended December 31, 2017
First Quarter	$15.55	$11.49
Second Quarter	$14.49	$9.71
Third Quarter	$13.30	$7.41
Fourth Quarter	$12.22	$8.19
Holders of Record
As of February 28, 2018, there were approximately 22 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid any dividends on our common stock. In addition, the terms of our loan and security agreement with Oxford restrict our ability to declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.
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
December 18, 2014 through December 31, 2017
BLCM vs Nasdaq Biotechnology Index vs Nasdaq Composite Index
Assumes Initial Investment of $100

Index Value
130
110
90
70
50
30
12/18/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
Period Ending
Bellicum Pharmaceuticals, Inc. (BLCM)
Nasdaq Biotechnology Index (^NBI)
Nasdaq Composite Index (^IXIC)

	CUMULATIVE TOTAL RETURN DATE ENDED
	12/18/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
	(Inception)
Bellicum	$100.00	$94.34	$86.60	$59.16	$82.53	$38.07	$52.77	$81.03	$55.46	$50.24	$47.56	$47.03	$34.24
Nasdaq Biotechnology	$100.00	$111.41	$119.70	$98.16	$109.66	$84.46	$83.42	$93.76	$85.88	$95.07	$100.53	$108.19	$103.96
Nasdaq Composite	$100.00	$104.00	$105.82	$98.04	$106.26	$103.34	$102.76	$112.72	$114.23	$125.45	$130.30	$137.85	$146.49
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
We derived the statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included in this annual report. We derived the statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 from our audited financial statements not included in this report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Statement of Operations:
Grant revenues	$185	$388	$282	$1,780	$1,941
Operating expenses:
Research and development	65,663	51,263	33,561	12,071	7,899
License fees	864	580	3,184	—	—
ARIAD restructuring costs	—	—	—	43,212	—
General and administrative	21,045	16,925	12,672	4,335	1,964
Total operating expenses	87,572	68,768	49,417	59,618	9,863
Loss from operations	(87,387)	(68,380)	(49,135)	(57,838)	(7,922)
Interest income	1,055	909	641	35	4
Interest expense	(3,672)	(1,760)	(12)	(1,791)	(51)
Gain/(loss) on disposal of assets	11	(10)	(42)	—	—
Change in fair value of warrant liability	—	—	—	(24,371)	—
Loss on extinguishment of debt	(1,786)	—	—	—	—
Net loss	$(91,779)	$(69,241)	$(48,548)	$(83,965)	$(7,969)
Preferred stock dividends	—	—	—	(1,432)	(1,093)
Net loss attributable to common stockholders	$(91,779)	$(69,241)	$(48,548)	$(85,397)	$(9,062)
Basic and diluted net loss per share	$(2.89)	$(2.57)	$(1.84)	$(34.04)	$(5.05)
Weighted average common shares outstanding— basic and diluted	31,714,164	26,950,906	26,346,603	2,508,960	1,795,992

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investment securities	$106,454	$113,412	$150,365	$191,602	$11,168
Working capital	89,494	90,497	89,445	189,586	9,963
Total assets	135,528	132,037	160,406	195,794	14,942
Capital lease obligation, net of current portion	131	141	118	—	—
Long-term debt, net of current portion	34,946	18,436	—	—	400
Convertible preferred stock	—	—	—	—	39,926
Accumulated deficit	(322,512)	(230,733)	(161,492)	(112,944)	(28,979)
Total stockholders’ equity (deficit)	84,648	96,574	152,017	191,636	(28,152)

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

Recent Developments

On December 21, 2017, we entered into a new loan and security agreement with Oxford Finance LLC, as the collateral agent and a lender, pursuant to which we borrowed $35.0 million in a single term loan. We used approximately $32.9 million of the proceeds from the new loan to repay our indebtedness to Hercules Capital, Inc. and its affiliates. See Note 8 to the audited financial statements contained within Item 8 of this Annual Report.

On February 5, 2018, we appointed William Grossman, M.D., Ph.D., as Chief Medical Officer. Prior to joining Bellicum, Dr. Grossman served as the Group Medical Director, Cancer Immunotherapy. Previously, he served as Senior Vice President, Research & Clinical Development at Biothera. Dr. Grossman has also held leadership positions in research, clinical development, and medical affairs at AbbVie, Baxter Healthcare, and Merck & Co. Prior to joining the industry, Dr. Grossman held various positions with the Medical College of Wisconsin and the Children’s Hospital of Wisconsin, and was Founder and Medical Director of the Clinical Immunodiagnostic and Research Laboratory, Professor for Microbiology and Genetics, and Director of the Hematology/Oncology/Bone Marrow Transplant Division for the Immunodeficiency Transplant Program. Dr. Grossman earned his M.D. and Ph.D. degrees from Washington University School of Medicine and completed his medical training in the Division of Pediatric Biology/Medicine at the Washington University School of Medicine.

On February 20, 2018, upon recommendation of the nominating and governance committee of our board of directors, our board of directors appointed Edmund P. Harrigan, M.D. as a Class II director, to serve in such capacity until our 2019 annual meeting of stockholders.

Financial Operations Overview
Grant Revenue
To date, we have only recognized revenue from government grants and we have not generated any product revenue. We have received funds from the Cancer Research Institute of Texas, or CPRIT, and the National Institutes of Health, or NIH, which are awarded based on the progress of the program being funded. In cases when the grant money is not received until expenses for the program are incurred, we accrue the revenue based on the costs incurred for the programs associated with the grant.
In the future, we may generate revenue from a combination of product sales, government or other third-party grants, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Our policy is to recognize revenue in accordance with ASC 605. See the discussion of “Collaboration Agreements” contained within Note 3 to the audited financial statements contained within Item 8 of this Annual Report.

CPRIT Grant
On August 9, 2017, we entered into a grant agreement with CPRIT whereby CPRIT awarded approximately $16.9 million to fund research of a cancer therapy involving BPX-501.We received CPRIT funds of $4.2 million up front which was initially recorded as deferred revenue. We recognized $0.1 million of deferred revenue for expenses incurred during the year ended December 31, 2017 for work performed under the CPRIT Grant. For additional information about the CPRIT grant, see Note 9 to the audited financial statements contained within Item 8 of this Annual Report.
NIH Grant
During 2013, we entered into a grant agreement with the NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. Grant money was not received until expenses for the program were incurred. We have been awarded approximately $1.4 million to date. The grant expired March 31, 2017.
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
Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone events are achieved. See the discussion of “Research and Development” expenses contained within Note 3 to the audited financial statements contained within Item 8 of this Annual Report.
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
The following table indicates our research and development expense by project/category for the periods indicated:

	2017	2016	2015	2014	Total Inception Through December 31, 2017
Program		(in thousands)
BPX-501	$33,614	$26,140	$13,602	$6,041	$85,385
BPX-601	1,835	3,602	940	—	6,377
BPX-701	2,087	1,899	1,093	—	5,079
General	28,127	19,622	17,926	6,030	89,378
Total	$65,663	$51,263	$33,561	$12,071	$186,219
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
Income Taxes
We did not recognize any income tax expense for the years ended December 31, 2017, 2016 and 2015.
Other Income (Expense)
Other income (expense), net consists of interest income, interest expense, gain or (loss) on the disposition of fixed assets and loss on the extinguishment of debt.

Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following table sets forth our results of operations for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	Change
	(in thousands)
Grant revenues	$185	$388	$(203)
Operating expenses:
Research and development	65,663	51,263	14,400
License fees	864	580	284
General and administrative	21,045	16,925	4,120
Total operating expenses	87,572	68,768	18,804
Loss from operations	(87,387)	(68,380)	(19,007)
Other income (expense):
Interest income	1,055	909	146
Interest expense	(3,672)	(1,760)	(1,912)
Gain/(loss) on disposition of fixed assets	11	(10)	21
Loss on extinguishment of debt	(1,786)	—	(1,786)
Total other income (expense)	(4,392)	(861)	(3,531)
Net loss	$(91,779)	$(69,241)	$(22,538)
Grant Revenues
Grant revenues were $0.2 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively. The decrease in grant revenues in 2017 was primarily due to the expiration of our grant award from the NIH.
Research and Development Expenses
Research and development expenses increased $14.4 million in the year ended December 31, 2017, compared with the year ended December 31, 2016. The increase was primarily due to increased costs related to BPX-501 totaling approximately $7.5 million, increased general research and development and collaboration costs of $8.5 million, increased costs related to BPX-701 of $0.2 million, partially offset by reduced costs related to BPX-601 of $1.8 million.
The higher costs related to BPX-501 included increases of approximately $2.2 million in clinical development activities, due to increased patient enrollment in our clinical trials, activation of additional clinical sites, along with planning costs related to future clinical trials. Increased BPX-501 costs also resulted from increased manufacturing costs of approximately $2.3 million, as a result of increased patient enrollment in our clinical trials and process development and optimization costs related to the start-up of our in-house manufacturing facility and at the contract manufacturing organizations in Europe; increased quality and regulatory costs of approximately $0.9 million, primarily comprised of clean room environmental monitoring of our in-house facility; and increased personnel costs and consulting expenses of approximately $3.7 million. These increases were partially offset by a decrease of approximately $1.6 million in product characterization studies for rimiducid, as the work effort decreased from 2016.

Expenses related to BPX-601 decreased approximately $1.8 million in year ended December 31, 2017, compared with the same period in 2016. Expenses related to BPX-601 in the year ended December 31, 2016 included clinical trial start-up costs, manufacturing start-up costs primarily comprised of virus production, and other related costs associated with advancing the program into clinical development. Expenses related to BPX-701 increased approximately $0.2 million in year ended December 31, 2017, compared with the same period in 2016. Clinical development activities and manufacturing activities for BPX-701 increased approximately $0.2 million and $0.1 million, respectively, due to increased patient enrollment in clinical trials, while other costs, primarily related to pre-clinical activities, decreased by approximately $0.1 million.
General research and development costs increased approximately $8.5 million in the year ended December 31, 2017 as compared with the same period in 2016.The increases in general research and development expenses were primarily comprised of $1.5 million in increased personnel costs, $1.5 million in increased consulting expenses, $1.2 million increase in non-cash charges for depreciation and share-based compensation, $2.8 million in increased expenditures for earlier stage research and development, and increases of other costs of approximately $1.2 million. The increase in general research and development expenses also resulted from increased expenses related to our collaborative programs, primarily the collaboration with OPBG, which increased approximately $0.3 million in the year ended December 31, 2017, compared with the same period in 2016.
During 2016, we began the build-out of an in-house cell manufacturing and vector production capabilities at our headquarters facility in Houston, Texas which we expect will meet our U.S. clinical trial and early commercialization requirements. In the first quarter of 2017, the initial phase of the build-out was completed and we began manufacturing clinical trial material from this site. The project build-out was fully completed in early 2018. Research and development expenses in each of the years 2017 and 2016 include expenses related to process development and optimization work in preparation of the in-house manufacturing facility.
License fees
License fees were $0.9 million for the year ended December 31, 2017, compared to $0.6 million of license fees in the same period of 2016. The $0.3 million increase in license fees was primarily due to clinical milestones achieved for BPX-601 and BPX-701.
General and Administrative Expenses
General and administrative expenses were $21.0 million and $16.9 million for the years ended December 31, 2017 and 2016, respectively. The increase of $4.1 million in 2017 was primarily due to our overall growth, including an increase in personnel related costs, primarily due to hiring additional employees and severance costs, higher facility costs and increased legal, accounting and travel expenses. We believe our future general and administrative expenses will continue to increase as the Company continues to grow and expand its operations.
Other Expense
Other expense was $4.4 million and $0.9 million in the years ended December 31, 2017 and 2016, respectively. The increase of $3.5 million is primarily due to the $1.8 million loss on the extinguishment of debt and the increase of $1.9 million in interest expense resulting from the additional funds borrowed in 2017. See Note 8 to the audited financial statements, included herein, for additional information about long-term debt.
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

The $17.7 million increase in research and development expenses for the twelve months ended December 31, 2016, was primarily due to an increase in costs related to BPX-501 of approximately $12.5 million. The increased costs related to BPX-501 include increases of approximately $1.3 million in clinical development activities due to increased patient enrollment in our clinical trials, increases of approximately $7.5 million in manufacturing costs as a result of increased patient enrollment in our clinical trials and process development and optimization costs related to the startup of manufacturing in our internal manufacturing facility, approximately $2.3 million in regulatory and product characterization related studies of rimiducid and approximately $1.4 million in other costs, primarily salaries and wages, related to the BPX-501 program. The increase in research and development expenses also included an increase of $3.5 million in regulatory and other costs related to our preclinical product candidates, BPX-701 and BPX-601, primarily related to IND enabling activities; and an increase of approximately $1.7 million in general research and development costs.
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
Liquidity and Capital Resources
Sources of Liquidity
We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. We had cash, cash equivalents, restricted cash and investment securities of $106.5 million and $113.4 million as of December 31, 2017 and 2016, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
On March 10, 2016, we entered into a loan and security agreement with Hercules Capital, Inc., Hercules Technology II, L.P. and Hercules Technology III, L.P., or Hercules and borrowed $15 million in a term loan. We borrowed an additional $5 million and $10 million from Hercules on September 15, 2016 and March 8, 2017, respectively.
The loan from Hercules incurred interest at a rate equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.5%, or (ii) 9.35%. Payments on the loan from Hercules were interest only for 18 months from March 10, 2016, which was extended to 24 months upon the achievement of certain milestones. The interest only period was to be followed by equal monthly payments of principal and interest beginning April 1, 2019 and amortized over the remaining months through the maturity date of March 1, 2020. In addition to any remaining principal balance and accrued interest, a final payment was due upon the earlier of March 1, 2020 or the repayment of the loan. In addition, if we prepaid the amount borrowed on the loan from Hercules prior to March 1, 2020, we were obligated to pay a prepayment charge up to 2% of the amount prepaid.
On December 21, 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, under which we borrowed $35 million in single term loan. We used approximately $32.9 million of the proceeds to repay the $30 million outstanding principal balance on the loan from Hercules, $0.2 million of accrued interest, $2.1 million for the end of term fee and $0.6 million for the prepayment fee. The remaining $2.1 million of proceeds from the loan from Oxford became available to fund our current operations. Under the terms of the loan agreement with Oxford, we will pay interest only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest through the final maturity date of December 1, 2022.
Amounts borrowed under the loan from Oxford will incur interest at a floating rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which interest will accrue and (b) 1.25%. The interest rate on the loan from Oxford was 8.8% at December 31, 2017, as compared with 10.1% on the loan from Hercules as of December 20, 2017.
The primary effect of repaying the loan from Hercules with proceeds from the loan from Oxford was to defer the repayment of principal from April 1, 2018 until February 1, 2020, a reduced interest rate along with approximately $2.1 million in additional liquidity. For more information on the loans from Hercules and Oxford, see Note 8 to the audited financial statements, included herein.
On August 9, 2017, we entered into a grant agreement with CPRIT whereby CPRIT awarded approximately $16.9 million to fund research of a cancer therapy involving BPX-501. In October 2017, we received CPRIT funding of $4.2 million up front which was initially recorded as deferred revenue. We recognized $0.1 million of deferred revenue for expenses incurred during the year ended December 31, 2017 for work performed under the CPRIT Grant.
On June 28, 2017, we filed a registration statement on Form S-3 for the offer and sale by the Company of its securities in one or more offerings for up to an aggregate maximum offering price of $150,000,000.
On March 29, 2017, we completed an underwritten public offering of 5,750,000 shares of our common stock at a price of $12.00 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $64.6 million.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of BPX-501, BPX-601, BPX-701 or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing medical treatments, including, but not limited to, the uncertainty of:

•	successful enrollment in, and successful completion of, clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	making arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others; and

•	market acceptance of our products, if and when approved;

•	successfully negotiating reimbursement for our products from various third-party payors; and

•	the ability to successfully manufacture patient doses.
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
Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and investment securities as of December 31, 2017 will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of BPX-501, BPX-601 and BPX-701 and any other product candidates;

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

Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(72,984)	$(50,441)	$(35,726)
Net cash provided by (used in) investing activities	(3,253)	2,052	(86,453)
Net cash provided by financing activities	78,486	20,928	818
Net cash inflow (outflow)	$2,249	$(27,461)	$(121,361)
Operating Activities
Net cash used in operating activities of $73.0 million for the year ended December 31, 2017, was comprised of a net loss of $91.8 million, which included non-cash depreciation expense of $3.6 million, amortization of deferred financing costs of $0.8 million, amortization of premium on investment securities of $0.3 million, loss on extinguishment of debt of $1.8 million and share-based compensation expense of $13.6 million. Net cash used in operating activities also included the effect of changes in asset and liability accounts, including an increase in prepaid and other current assets of $0.9 million, a decrease in accounts payable of $0.5 million and a decrease in accrued liabilities of $3.7 million.
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

Investing Activities
Net cash used in investing activities for the year ended December 31, 2017 was $3.3 million, which was derived from proceeds from the sale of investment securities of $63.7 million, offset by the purchases of investment securities of $54.9 million, and purchases of property and equipment of $12.1 million.
Net cash provided by investing activities for the year ended December 31, 2016 was $2.1 million, which was derived from the purchases of property and equipment of $7.2 million and the purchase of investment securities of $33.3 million, offset by proceeds from the sale of securities of $42.5 million.
Net cash used in investing activities for the year ended December 31, 2015 was $86.5 million, which was derived from the purchases of property and equipment of $5.4 million and the purchase of investment securities of $101.6 million, offset by proceeds from the sale of securities of $20.6 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 was $78.5 million, which was primarily derived from proceeds of $64.9 million received from public stock offering, proceeds of $1.5 million received from the exercise of stock options, proceeds of $0.3 million received from ESPP purchases, proceeds of $45.0 million received from borrowings on long-term debt, offset by repayment of $32.7 million on debt, $0.3 million in offering costs and $0.2 million in debt issuance costs.
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

Contractual Obligations
Our contractual obligations as of December 31, 2017 as follows:

	(in thousands)
	Total Commitment	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
License agreements (1)	$81,857	$698	$8,294	$16,304	$56,561
Long-term debt obligations (2)	38,045	—	11,000	12,000	15,045
Operating lease agreements (3)	11,736	2,033	3,199	2,149	4,355
Manufacturing arrangements (4)	3,954	3,954	—	—	—
Research collaborations and sponsored research (5)	3,304	2,711	593	—	—
Manufacturing build-out (6)	750	750	—	—	—
Equipment capital lease agreements (7)	246	68	135	43	—
Total contractual obligations	$139,892	$10,214	$23,221	$30,496	$75,961

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

(2)	Long-term debt obligations - The amounts above consist of obligations under our debt facility. See Note 8 to the financial statements included herein.

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

(5)
Research collaborations and sponsored research - We have entered into several research collaborations and sponsored research agreements to undertake research which is of mutual intent to all patients. The commitments range from one to three years.

(6)
Manufacturing build-out obligation - We entered into a construction contract to build-out our manufacturing facilities. The obligation listed in the table above represents the remaining agreed upon costs.

(7)
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

Critical Accounting Policies and Significant Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the Notes to our financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies related to the more significant areas involving management’s judgments and estimates. Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.
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
The following table sets forth the share-based compensation expense included in our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
General and administrative	$7,128	$6,681	$4,832
Research and development	6,441	5,656	3,577
Total	$13,569	$12,337	$8,409
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
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly revises how U.S. taxes corporations. We are currently evaluating provisions of the 2017 Tax Act, which among other things, lowers the U. S. corporate income tax rate from 35% to 21% and moves toward a territorial tax system. As a result, we recorded an adjustment to our deferred tax asset and a corresponding adjustment to our full valuation allowance. As we do not have all of the necessary information to analyze all income tax effects of the 2017 Tax Act, we will continue to evaluate tax reform and adjust the provisional amounts related to deferred income tax as additional information is obtained. We expect to complete our detailed analysis no later than the fourth quarter of 2018.
We account for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017, 2016 and 2015, we had no uncertain tax positions and no interest or penalties have been charged to us for the years ended December 31, 2017, 2016 and 2015. If incurred, we will classify any interest and penalties as a component of interest expense and operating expense, respectively. We are subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2017 remain open to examination by the U.S. Internal Revenue Service.

Recently Issued Accounting Pronouncements
See Note 3 to the Notes to Consolidated Financial Statements in "Item 8 - Financial Statements and Supplementary Data" in this Annual Report for discussion regarding recent accounting pronouncements.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to realize income from our investments without assuming significant risk. To achieve our objectives, we invest our cash allocated to fund our short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. We invest the remainder of our cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities. As of December 31, 2017, we had cash, cash equivalents, restricted cash and investment in marketable securities of $106.5 million.
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

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2017:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bellicum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bellicum Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Houston, Texas
March 13, 2018

Bellicum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except for par value and share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$38,839	$33,140
Investment securities, available for sale	60,057	70,632
Accounts receivable, interest and other receivables	320	334
Prepaid expenses and other current assets	2,434	1,504
Total current assets	101,650	105,610
Investment securities, available for sale - long-term	1,368	—
Property and equipment, net	25,942	16,504
Restricted cash	6,190	9,640
Other assets	378	283
TOTAL ASSETS	$135,528	$132,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,287	$3,623
Accrued expenses and other current liabilities	6,392	9,363
Current maturity of long-term debt	—	1,787
Current portion of capital lease obligations	31	21
Current portion of deferred revenue	2,049	—
Current portion of deferred rent	397	319
Total current liabilities	12,156	15,113
Long-term liabilities:
Long-term debt, net of deferred financing costs	34,946	18,436
Capital lease obligations	131	141
Deferred revenue	2,054	—
Deferred rent	1,593	1,773
TOTAL LIABILITIES	50,880	35,463
Commitments and contingencies: (Note 12)
Stockholders’ Equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized at December 31, 2017 and 2016; 33,962,640 shares issued and 33,285,177 shares outstanding at December 31, 2017; 27,833,028 shares issued and 27,155,565 shares outstanding at December 31, 2016	340	278
Treasury stock: 677,463 shares held at December 31, 2017 and 2016	(5,056)	(5,056)
Additional paid-in capital	411,922	332,068
Accumulated other comprehensive income (loss)	(46)	17
Accumulated deficit	(322,512)	(230,733)
Total stockholders’ equity	84,648	96,574
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,528	$132,037
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Grants	$185	$388	$282
Total revenues	185	388	282
OPERATING EXPENSES
Research and development	65,663	51,263	33,561
License fees	864	580	3,184
General and administrative	21,045	16,925	12,672
Total operating expenses	87,572	68,768	49,417
LOSS FROM OPERATIONS	(87,387)	(68,380)	(49,135)
OTHER INCOME (EXPENSE)
Interest income	1,055	909	641
Interest expense	(3,672)	(1,760)	(12)
Gain/(Loss) on disposal of assets	11	(10)	(42)
Loss on extinguishment of debt	(1,786)	—	—
Total other income (expense)	(4,392)	(861)	587
NET LOSS	$(91,779)	$(69,241)	$(48,548)

Net loss per common share attributable to common shareholders, basic and diluted	$(2.89)	$(2.57)	$(1.84)
Weighted-average shares outstanding-basic and diluted	31,714,164	26,950,906	26,346,603

Net Loss	$(91,779)	$(69,241)	$(48,548)
Other comprehensive loss:
Unrealized gain (loss) on securities, net	(63)	319	(302)
Comprehensive loss	$(91,842)	$(68,922)	$(48,850)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	27,050,055	$271	(677,463)	$(5,056)	$309,365	$(112,944)	$—	$191,636
Share-based compensation					8,409			8,409
Exercise of stock options	182,238	1			481			482
Issuance of common stock - Employee Stock Purchase Plan	21,690				347			347
Exercise of common warrants	355,361	4			(4)			—
Other					(7)			(7)
Comprehensive loss						(48,548)	(302)	(48,850)
Balance, December 31, 2015	27,609,344	$276	(677,463)	$(5,056)	$318,591	$(161,492)	$(302)	$152,017
Share-based compensation					12,337			12,337
Exercise of stock options	190,055	2			771			773
Issuance of common stock - Employee Stock Purchase Plan	33,629				369			369
Comprehensive loss						(69,241)	319	(68,922)
Balance, December 31, 2016	27,833,028	$278	(677,463)	$(5,056)	$332,068	$(230,733)	$17	$96,574
Share-based compensation					13,569			13,569
Exercise of stock options	344,958	4			1,482			1,486
Issuance of common stock - Employee Stock Purchase Plan	34,654				293			293
Issuance of common stock in a public offering, net	5,750,000	58			64,510			64,568
Comprehensive loss						(91,779)	(63)	(91,842)
Balance, December 31, 2017	33,962,640	$340	(677,463)	$(5,056)	$411,922	$(322,512)	$(46)	$84,648
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2017	2016	2015
Net loss	$(91,779)	$(69,241)	$(48,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	13,569	12,337	8,409
Depreciation expense	3,564	2,306	1,199
Amortization of premium on investment securities, net	302	539	573
Amortization of lease liability	(102)	(119)	(94)
Amortization of deferred financing costs	774	422	—
Loss on extinguishment of debt	1,786	—	—
(Gain)/Loss on disposal of property and equipment	(11)	10	42
Loss on disposition of investment securities	—	—	33
Changes in operating assets and liabilities:
Accounts receivable	14	106	(142)
Prepaid expenses and other current assets	(930)	885	(1,067)
Other assets	(95)	47	(185)
Accounts payable	(512)	931	897
Accrued liabilities and other	(3,667)	1,336	2,778
Deferred revenue – grants	4,103	—	(13)
Deferred rent	—	—	859
Deferred manufacturing costs	—	—	(467)
NET CASH USED IN OPERATING ACTIVITIES	(72,984)	(50,441)	(35,726)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities	63,737	42,548	20,617
Purchases of investment securities	(54,895)	(33,276)	(101,649)
Proceeds on disposition of equipment	39	—	—
Purchases of property and equipment	(12,134)	(7,220)	(5,421)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,253)	2,052	(86,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	45,000	20,000	—
Payment on debt	(32,688)	—	—
Payment of debt issuance costs	(150)	(199)	—
Payment on capital lease obligations	(23)	(15)	(4)
Proceeds from issuance of common stock	64,860	—	—
Proceeds from exercise of stock options	1,486	773	482
Proceeds from issuance of common stock - ESPP	293	369	347
Payment of issuance costs on common stock	(292)	—	(7)
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,486	20,928	818
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,249	(27,461)	(121,361)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	42,780	70,241	191,602
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$45,029	$42,780	$70,241
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,951	$1,136	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payables and accrued liabilities	$872	$3,533	$139
Leasehold improvements paid by landlord	$—	$1,139	$—
Accrued debt issuance costs	$3,045	$1,390	$—
Capital lease obligations incurred for equipment	$23	$46	$135
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Bellicum Pharmaceuticals, Inc. (“Bellicum”), was incorporated in Delaware in July 2004 and is based in Houston, Texas. Bellicum is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including hematopoietic stem cell transplantation, CAR T and TCR cell therapy.

In 2017, Bellicum formed two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Europe GmbH, a private limited liability company organized under Swiss law, for the purpose of developing product candidates in Europe. Bellicum, Bellicum Pharma Limited and Bellicum Europe GmbH are collectively referred to herein as the “Company”.

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT PLANS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Any reference in these footnotes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company has not generated any revenue from product sales to date and, if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to generate product revenue or achieve profitability. As of December 31, 2017, the Company had an accumulated deficit of $322.5 million.

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
Consolidation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries, neither of which have had any material activity to date. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2017, 2016 and 2015 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue, and recognized as revenue when qualifying costs are incurred.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with maturity of three months or less from the date of purchase to be cash equivalents.

Notes to the Consolidated Financial Statements

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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the years ended December 31, 2017, 2016 and 2015.
Debt Issuance Costs
Costs related to debt issuance are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts and are amortized using the effective interest method. Amortization of debt issuance costs are included in interest expense.
Rent and Deferred Rent
The Company recognizes rent expense for leases with increasing annual rents on a straight-line basis over the term of the lease. The amount of rent expense in excess of cash payments is classified as deferred rent. Any lease incentives received are deferred and amortized over the term of the lease.

Fair Value of Financial Instruments
Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market, as described further in Note 5.

Notes to the Consolidated Financial Statements

The Company believes the recorded values of its financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these instruments.

Financial Instruments and Credit Risks
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, investment securities, and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Insurance is provided through the Federal Deposit Insurance Corporation (“FDIC”) and Security Investor Protection Corporation (“SIPC”). Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.
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

Notes to the Consolidated Financial Statements

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
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly revises how U.S. taxes corporations. The Company is currently evaluating provisions of the 2017 Tax Act, which among other things, lowers the U. S. corporate income tax rate from 35% to 21% and moves toward a territorial tax system. As a result, an adjustment has been recorded to the deferred tax asset and a corresponding adjustment to the full valuation allowance. As the Company does not have all of the necessary information to analyze all income tax effects of the 2017 Tax Act, the Company will continue to evaluate tax reform and adjust the provisional amounts related to deferred income tax as additional information is obtained. The Company expects to complete a detailed analysis no later than the fourth quarter of 2018.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017, 2016 and 2015, the Company had no uncertain tax positions and no interest or penalties have been charged to the Company for the years ended December 31, 2017, 2016 and 2015. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2017 remain open to examination by the Internal Revenue Service.
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at December 31, 2017 and 2016, on the Company’s balance sheet was comprised of the net unrealized holding losses on the Company’s investment securities. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of share of common stock outstanding during the period without consideration for common stock equivalents.

Notes to the Consolidated Financial Statements

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per shares of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	Number of shares
	December 31, 2017	December 31, 2016	December 31, 2015
Options to purchase common stock	5,286,472	4,532,120	3,628,973
Unvested shares of restricted stock units	111,250	—	—
Unvested shares of restricted stock	29,413	58,825	88,236
Total common stock equivalents	5,427,135	4,590,945	3,717,209
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

The adoption of ASU No 2016-09 had no immediate impact on the Company's financial statements and related disclosures because the Company does not currently recognize a tax benefit related to share-based compensation expense as it maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of December 31, 2017. Further, the Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

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

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2017 and 2016, the Company maintained $6.2 million and $9.6 million as restricted cash.
During 2017, $4.2 million was received from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, and is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT.

Notes to the Consolidated Financial Statements

The remaining $2 million of restricted cash in 2017 and the $9.6 million in 2016 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	December 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents (1)	$38,839	$33,140
Restricted cash, noncurrent	6,190	9,640
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$45,029	$42,780
(1) As of December 31, 2017 and 2016, the Company invested approximately $25.6 million and $23.5 million, respectively, in cash equivalent instruments.

NOTE 5 - FAIR VALUE OF MEASUREMENTS AND INVESTMENT SECURITIES

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2017 and 2016:

Notes to the Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	25,550	25,550	—	—
Total Cash Equivalents	$25,550	$25,550	$—	$—

Investment Securities:
U.S. government agency-backed securities	$22,604	$—	$22,604	$—
Corporate debt securities	38,821	—	38,821	—
Total Investment Securities	$61,425	$—	$61,425	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$23,459	$23,459	$—	$—
Total Cash Equivalents	$23,459	$23,459	$—	$—

Investment Securities:
U.S. government agency-backed securities	$25,908	$—	$25,908	$—
Corporate debt securities	42,053	—	42,053	—
Municipal bonds	2,671	—	2,671	—
Total Investment Securities	$70,632	$—	$70,632	$—

U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Notes to the Consolidated Financial Statements

Investment securities, all classified as available-for-sale, consisted of the following as of December 31, 2017 and 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2017	(in thousands)
U.S. government agency-backed securities	$22,632	$—	$(28)	$22,604
Corporate debt securities	38,839	13	(31)	38,821
Total	$61,471	$13	$(59)	$61,425

December 31, 2016
U.S. government agency-backed securities	$25,906	$7	$(5)	$25,908
Corporate debt securities	42,040	41	(28)	42,053
Municipal bonds	2,669	2	—	2,671
Total	$70,615	$50	$(33)	$70,632

The Company's investment securities as of December 31, 2017, will reach maturity between January 2018 and January 2019, with a weighted-average maturity date in June 2018.

At December 31, 2016, the Company classified all of its available -for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying balance sheets based on the highly liquid nature of the investment securities and because these investment securities were considered available for use in current operations. In 2017, however, the Company reclassified the investment in securities with maturity dates beyond one year as non-current assets as the Company does not intend to utilize them to fund current operations.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:					December 31,
					2017	2016
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,462	$12,131
Lab equipment			5	Years	7,766	5,397
Office furniture			5	Years	1,701	1,560
Manufacturing equipment			5	Years	1,815	1,275
Computer and office equipment	3	to	5	Years	1,074	623
Equipment held under capital leases			5	Years	204	181
Software			3	Years	216	85
Total					34,238	21,252
Less: accumulated depreciation					(8,296)	(4,748)
Property and equipment, net					$25,942	$16,504

During the years ended December 31, 2017, 2016, and 2015, the Company recorded $3.6 million, $2.3 million and $1.2 million of depreciation expense, respectively. Leasehold improvements at December 31, 2017 and 2016 both include $2.5 million related to costs incurred by the landlord.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consist of the following:	December 31,
	2017	2016
	(in thousands)
Accrued construction costs	$565	$3,120
Accrued payroll	2,682	1,568
Accrued patient treatment costs	1,392	1,006
Accrued manufacturing costs	370	1,704
Accrued other	1,383	1,965
Total accrued expenses and other current liabilities	$6,392	$9,363

Notes to the Consolidated Financial Statements

NOTE 8 - DEBT
Hercules Loan
On March 10, 2016 (the “Hercules Closing Date”), the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., Hercules Technology II, L.P., and Hercules Technology III, L.P., or collectively, “Hercules”, as a lender, under which the Company borrowed $15.0 million. The Company borrowed an additional $5.0 million and $10.0 million on September 15, 2016 and March 8, 2017, respectively. The total debt was secured by a lien covering substantially all of the assets of the Company, excluding intellectual property, but including proceeds from the sale, license, or disposition of intellectual property.
The interest rate was calculated at a rate equal to the greater of either (i) 9.35% plus the prime rate as reported in The Wall Street Journal minus 3.50%, or (ii) 9.35%.  The interest rate on amounts borrowed under the Loan Agreement was 9.6% at December 31, 2016; there was no debt outstanding under the Hercules Loan Agreement at December 31, 2017, as discussed below. Payments under the Loan Agreement were interest only for 18 months from the Hercules Closing Date, which was extended to 24 months upon the Company achieving certain milestones. The interest only period was to be followed by equal monthly payments of principal and interest amortized over the remaining months through the maturity date of March 1, 2020 (the “Hercules Loan Maturity Date”).  In addition to any remaining principal balance and accrued interest, upon the Hercules Loan Maturity date or such earlier date specified in the Hercules Loan Agreement, a final payment became due equal to $2.1 million (the “Final Hercules Facility Charge”). The Company’s obligations under the Loan Agreement were secured by a security interest in substantially all of its assets, other than its intellectual property.
Under the Hercules Loan Agreement, if the Company prepaid the loan, including interest, prior to the date that is 24 months following March 10, 2016, it would pay Hercules a prepayment charge based on a prepayment fee equal to 2.00% of the amount prepaid; if the prepayment occurred thereafter, it would pay Hercules a prepayment charge based on a prepayment fee equal to 1.00% of the amount prepaid.
On December 21, 2017, the Company repaid the outstanding balance, accrued interest and Final Hercules Facility Charge totaling $32.9 million, which included a prepayment charge of $0.6 million with proceeds from a new loan from Oxford Finance, LLC, discussed below. The Company accounted for the transaction as a debt extinguishment and recorded a loss of $1.8 million in the year ended December 31, 2017.
Oxford Loan

On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as the collateral agent and a lender, pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”) on the Oxford Closing Date. As discussed above, on the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to Hercules.

The Company’s obligations under the Oxford Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Oxford Loan Agreement. The Oxford Loan matures on December 1, 2022 (the “Oxford Maturity Date”) and will be interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest. The Oxford Loan bears interest at a floating per annum rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%. The interest rate on amounts borrowed under the Oxford Loan Agreement was 8.8% at December 31, 2017.

The Company will be required to make a final payment of 8.70% of the principal amount of the Oxford Loan borrowed (the “Oxford Final Payment Fee”), payable on the earlier of (i) the Oxford Maturity Date, (ii) the acceleration of the Oxford Loan, or (iii) the prepayment of the Oxford Loan. The Company may prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the outstanding principal balance if prepaid on or before the first anniversary of the Closing Date, (ii) 2.00% of the outstanding principal balance, if prepaid after the first anniversary and before the second anniversary of the Closing Date, and (iii) 1.00% of the outstanding principal balance prepaid thereafter and prior to the Maturity Date (each, a “Prepayment Fee”).While any amounts are outstanding under the Oxford Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock, subject to limited exceptions. Upon the occurrence of certain events, including but not limited to the Company’s failure to satisfy its payment obligations under the Oxford Loan Agreement, the breach of certain of its other covenants under the Oxford Loan Agreement, or the occurrence of a material adverse change, the

Notes to the Consolidated Financial Statements

collateral agent will have the right, among other remedies, to declare all principal and interest immediately due and payable, and the lender will have the right to receive the Oxford Final Payment Fee and, if the payment of principal and interest is due prior to the Oxford Maturity Date, a Prepayment Fee.

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. During the year ended December 31, 2017, interest expense included $0.02 million of amortized deferred financing costs.

The total gross payments due under our debt arrangements are as follows:
As of December 31, 2017
Year	(in thousands)
2018	$—
2019	—
2020	11,000
2021	12,000
Thereafter	15,045
Total debt	$38,045
Less deferred financing costs	(3,099)
Less current portion	—
Total long-term debt	$34,946

Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 9 - GRANT REVENUE
Cancer Research Grant Contract
On August 9, 2017, the Company entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with CPRIT, pursuant to which CPRIT awarded a grant of approximately $16.9 million to the Company to fund development of BPX-501 for hematologic cancer (the “CPRIT Award”). The CPRIT Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement.

The Company and CPRIT will retain joint ownership over any intellectual property developed under the Agreement. With respect to non-commercial use of any intellectual property developed under the CPRIT Agreement (the “CPRIT Project Results”), the Company agreed to grant to CPRIT a sublicensable, nonexclusive, irrevocable, royalty-free, perpetual worldwide license to any intellectual property of the Company that is necessary to exploit the CPRIT Project Results. The CPRIT Agreement permits the Company to license any CPRIT
Project Results, subject to the Company retaining an exclusive sublicensable license to exploit the CPRIT Project Results for non-commercial purposes.

The Company is obligated to make revenue-sharing payments to CPRIT with respect to net sales of any product covered by the Agreement, up to a maximum repayment of 400% of the aggregate amount paid to the Company by CPRIT under the CPRIT Agreement. The payments are determined as a percentage of net sales ranging from the low to mid-single digits, which may be reduced if the Company is required to obtain a license from a third party to sell any such product. In addition, upon meeting the foregoing limitation on revenue-sharing payments, the Company agreed to make continued revenue-sharing payments to CPRIT of less than 1% of net sales.

The CPRIT Agreement will expire on February 29, 2020 unless terminated earlier by: mutual consent of the parties; CPRIT upon an event of default by the Company as specified in the CPRIT Agreement; CPRIT if allocated funds become unavailable or CPRIT is unable to obtain additional funds; or the Company in its sole discretion.
During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. As of December 31, 2017, the Company incurred expenses and accrued revenue of $0.1 million for work performed under the CPRIT grant.
NIH Grant
During 2013, we entered into a grant agreement with the NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.4 million to date. The grant expired March 31, 2017.

NOTE 10 - STOCKHOLDERS' EQUITY

On March 29, 2017, the Company completed an underwritten public offering of 5,750,000 shares of its common stock at a price of $12.00 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to the Company, after deducting underwriting discounts, and commissions and offering expenses were approximately $64.6 million. These costs have been recorded as a reduction of the proceeds received from the offering.

NOTE 11 - SHARE-BASED COMPENSATION PLANS

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

At December 31, 2017, the Company had share-based awards outstanding under four share-based compensation plans, as follows:
2006 Stock Option Plan
The 2006 Stock Option Plan (the “2006 Plan”) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of December 31, 2017, there were 128,188 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2006 Plan. The 2006 Plan was terminated by the Board in October 2014.
2011 Stock Option Plan
The 2011 Stock Option Plan (the “2011 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of December 31, 2017, there were 1,652,834 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2011 Plan. The 2011 Plan replaced the 2006 Plan. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) became effective in December 2014, upon the closing of the IPO. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to employees, including officers, non-employee directors and consultants to the Company or its affiliates. The 2014 Plan also provides for the grant of performance cash awards and performance-based stock awards.

Notes to the Consolidated Financial Statements

On June 14, 2017, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2014 Plan by 3,100,000 shares and eliminate the prior provision in the 2014 Plan that allowed the Company’s Board of Directors to reprice stock options without stockholder approval.

The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 6,090,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. As of December 31, 2017, there were 3,646,113 outstanding awards, comprised of 2,875,450 options, 630,000 inducement option awards, 96,250 restricted stock units, 29,413 shares of restricted stock and 15,000 inducement restricted stock units. At December 31, 2016, there were 2,334,497 options and 58,825 shares of restricted stock outstanding. As of December 31, 2017, there were 3,095,351 shares remaining to be issued.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company's common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the grant date fair market value. During the year ended December 31, 2017 and 2016, 34,654 and 33,629 shares were purchased under the ESPP.
As of December 31, 2017, there were 460,027 shares remaining to be issued.

A summary of activity within the ESPP follows:	Year Ended December 31,
	2017	2016
	(amounts in thousands)
Deductions from employees	$276	$375
Share-based compensation expense recognized	$225	$244
Remaining share-based compensation expense	$264	$406
Proceeds received by the Company for ESPP	$293	$369
Weighted-average purchase price per common share	$8.43	$10.97
Number of shares purchased by employees under ESPP	34,654	33,629
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

The fair values of the option grants have been estimated, with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.06%	1.77%	1.71%
Volatility	72%	72%	74%
Expected life (years)	6.08	6.08	6.08
Expected dividend yield	0%	0%	0%
Share-based compensation for the years ended December 31, 2017, 2016 and 2015, are as follows:

Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
General and administrative	$7,128	$6,681	$4,832
Research and development	6,441	5,656	3,577
Total	$13,569	$12,337	$8,409

Stock option activity for the years ended December 31, 2017 and 2016 is as follows:

Options	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance at December 31, 2015	3,628,973	$10.32	8.03	$39,021
Granted	1,159,957	$17.43
Exercised	(190,055)	$4.07		$2,448
Forfeited	(66,755)	$12.46
Balance at December 31, 2016	4,532,120	$12.37	7.58	$20,453
Granted(2)	1,504,625	$11.67
Exercised	(344,958)	$4.31
Forfeited	(405,315)	$16.97
Balance at December 31, 2017	5,286,472	$12.35	7.35	$7,223
Exercisable as of December 31, 2017	2,875,255	$11.06	6.30	$6,934
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2017.
(2) Includes 630,000 of inducement option awards granted in 2017.

The following table summarizes the stock award activity for all stock plans during the year ended December 31, 2017, 2016 and 2015:

Restricted Stock Shares	Outstanding Restricted Stock Awards and Units	Outstanding Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2015	88,236	$1,789
Granted	—	—
Vested	(29,411)	607
Forfeited	—	—
Balance at December 31, 2016(2)	58,825	$801
Granted(3)	117,500
Vested	(29,412)	330
Forfeited	(6,250)
Balance at December 31, 2017(2)	140,663	$1,183

Notes to the Consolidated Financial Statements

(1) The aggregate intrinsic value is calculated as the fair value of restricted stock and restricted stock units at December 31, 2017.
(2) At December 31, 2017 and December 31, 2016, there were 29,413 and 58,825 shares of unvested restricted common stock outstanding, respectively.
(3) Includes 15,000 of inducement restricted stock units granted during 2017.

The following table includes share-based payment activity for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share)
Weighted-average grant date fair value of options granted	$7.55	$11.24	$16.09
Weighted-average grant date fair value of restricted stock units granted	$12.59	$—	$—
Total fair value of restricted shares vested	$330	$607	$656
Cash received by Company upon option exercises	$1,486	$773	$482

The following table summarizes the options outstanding and exercisable at December 31, 2017:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Total Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price
$0.51 to $5.01	1,054,139	4.38	$2.30	1,051,226	4.38	$2.30
$5.02 to $10.56	1,063,716	7.68	$7.98	597,494	7.04	$7.70
$10.57 to $13.67	1,052,075	9.11	$11.91	99,517	8.38	$12.30
$13.68 to $19.43	1,319,576	8.10	$17.57	560,410	7.81	$18.40
$19.44 to $24.48	796,966	7.24	$23.41	566,608	7.23	$23.40
Total	5,286,472	7.35	$12.35	2,875,255	6.30	$11.06

At December 31, 2017, total compensation cost not yet recognized was $21.6 million and the weighted average period over which this amount is expected to be recognized is 2.09 years. The aggregate fair value of options and restricted shares vesting in the years ended December 31, 2017, 2016 and 2015 was $13.4 million, $12.2 million and $5.5 million, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company leases its office and manufacturing facilities under non-cancelable operating leases that expire January 31, 2020 and August 31, 2026, respectively. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from the landlord of $2.5 million are being amortized on a straight-line basis into rent expense over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent. Rent expense was $2.1 million in 2017, $1.8 million in 2016, and $1.2 million in 2015. Deferred rent was $2.0 million as of December 31, 2017 and $ $2.1 million as of December 31, 2016.
Escrow agreement related to the construction of the Company's manufacturing facility
Pursuant to the escrow agreements related to the Company's lease dated May 2015, the Company agreed to deposit into escrow a total of approximately $11.0 million, which represents 110% of the Company’s then-remaining share of the estimated build-out costs. The

Notes to the Consolidated Financial Statements

funds were deposited into an escrow account in December 2016 and reported as restricted cash. The balance in restricted cash as of December 31, 2017 and 2016 was $2.0 million and $9.6 million, respectively.

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

Aggregate future minimum annual payments under operating and capital leases at December 31, 2017, are as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2018	$2,033	$68
2019	2,087	68
2020	1,112	68
2021	1,055	43
2022	1,094	—
Thereafter	4,355	—
Total minimum rentals	$11,736	$247

Co-Development and Co-Commercialization Agreement - Adaptimmune Therapeutics plc
On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with and Adaptimmune Therapeutics plc (Adaptimmune) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Under the Agreement, the parties agreed to evaluate the Company’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with Adaptimmune’s affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. Depending on results of the preclinical proof-of-concept phase, the parties expect to progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies. With respect to any joint commercialization of a covered therapy, the parties agreed to negotiate in good faith the commercially reasonable terms of a co-commercialization agreement. The parties also agreed that any such agreement shall provide for, among other things, equal sharing of the costs of any such joint commercialization and the calculation of profit shares as set forth in the Agreement. The Agreement will expire on a country-by-country basis once the parties cease commercialization of the T cell therapies covered by the Agreement, unless earlier terminated by either party for material breach, non-performance or cessation of development, bankruptcy/insolvency, or failure to progress to co-development phase. The Company incurred expenses of $0.1 million related to the Adaptimmune agreement in the year ended December 31, 2017. There were no expenses recognized under the Adaptimmune agreement for the year ended December 31, 2016.

Collaboration Agreement - OPBG

In October 2016, the Company entered into a collaboration agreement with and Ospedale Pediatrico Bambino Gesú (“OPBG”), pursuant to which the Company and OPBG agreed to collaborate on research projects and early stage clinical trials for the design and development of various T cell immunotherapies. As consideration for OPBG’s performance of the research under the agreement and grant of certain licenses to the Company, the Company agreed to fund an aggregate of up to $4.7 million in project costs payable to OPBG or certain third-party service providers, as applicable, over the term of the research, estimated to be 4 years. With respect to any inventions arising from the research, OPBG agreed to grant the Company an exclusive license to any such inventions, the terms of which will be set forth in a separate agreement. In addition, OPBG granted the Company paid-up, worldwide co-exclusive licenses for non-commercial development of OPBG’s CD19 and GD2 CAR T technologies, as well as paid-up, worldwide exclusive licenses to commercialize its CD19 and GD2 CAR T technologies, each to be governed by a separate agreement. The expenses recognized under the OPBG Collaboration Agreement were $0.7 million and $0.6 million for the year ended December 31, 2017 and 2016, respectively. The collaboration agreement with OPBG expired on June 30, 2017; the Company and OPBG are negotiating a possible extension of the agreement.

Collaboration Agreement - Leiden

Notes to the Consolidated Financial Statements

In May 2016, the Company and Academisch Ziekenhuis Leiden (“Leiden”) entered into a research collaboration agreement pursuant to which the Company will provide Leiden with financial support for research to discover and validate high-affinity TCR product candidates targeting several cancer-associated antigens. The Company agreed to pay Leiden an aggregate of EURO 2.5 million in quarterly installments during the three-year term of the research, which will be recognized as services are incurred. During the year ended December 31, 2016, $0.1 million of research services were recognized. With respect to any inventions arising from the research that are relevant to or useful for any high affinity TCR that is studied in the research, Leiden granted the Company an exclusive option to obtain an exclusive, worldwide license to practice and exploit such inventions. The parties agreed to negotiate in good faith the commercially reasonable terms of each such license agreement entered into between the parties, based on terms similar to those set forth in the previously executed license agreement between the parties and those specified in the agreement. The expenses recognized under the Leiden license agreement were $1.1 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

License Agreement - Baylor

In March 2016, the Company and Baylor College of Medicine (“BCM”) entered into two additional license agreements pursuant to which the Company obtained exclusive rights to technologies and patent rights owned by BCM. The Company paid BCM a nonrefundable license fee of $0.1 million, and could incur additional payments upon the achievement of certain milestone events as set forth in the agreement. If the Company is successful in developing any of the licensed technologies, resulting sales would be subject to a royalty payment in the low single digits. During the year ended December 31, 2017 and 2016, $0 and $0.1 million, respectively, was recognized under Baylor License Agreement.

License Agreement - Agensys, Inc.

On December 10, 2015, the Company and Agensys, Inc. (“Agensys”), entered into a license agreement (the “Agensys Agreement”), pursuant to which (i) Agensys granted the Company, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1 (“PSCA”) and related antibodies, and (ii) the Company granted Agensys a non-exclusive, fully paid license to the Company’s patents directed to inventions that were made by the Company in the course of developing the Company’s licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon the Company’s other proprietary technology, to non-therapeutic applications of antibodies not used within the field. As consideration for the rights granted to the Company under the Agreement, the Company agreed to pay to Agensys a non-refundable upfront fee of $3,000,000, which was included in license fee expense. The Company is also required to make aggregate milestone payments to Agensys of up to (i) $5,000,000 upon the first achievement of certain specified clinical milestones for its licensed products, (ii) $50,000,000 upon the achievement of certain specified clinical milestones for each licensed product, and (iii) $75,000,000 upon the achievement of certain sales milestones for each licensed product. The Agreement additionally provides that the Company will pay to Agensys a royalty that ranges from the mid to high single digits based on the level of annual net sales of licensed products by the Company, its affiliates or permitted sublicensees. The royalty payments are subject to reduction under specified circumstances. These milestone and royalty payments will be expensed as incurred. Under the Agreement, Agensys also was granted the option to obtain an exclusive license, on a product-by-product basis, from the Company to commercialize in Japan each licensed product developed under the Agensys Agreement that has completed a phase 2 clinical trial. As to each such licensed product, if Agensys or its affiliate, Astellas Pharma, Inc., exercises the option, the Agensys Agreement provides that the Company will be paid an option exercise fee of $5,000,000. In addition, the Agensys Agreement provides that the Company will be paid a royalty that ranges from the mid to high single digits based on the level of annual net sales in Japan of each such licensed product. If the option is exercised, the aggregate milestone payments payable by the Company to Agensys, described above with respect to each licensed product, would be reduced by up to an aggregate of $65,000,000 upon the achievement of certain specified clinical and sales milestones. The Agensys Agreement will terminate upon the expiration of the last royalty term for the products covered by the Agensys Agreement, which is the earlier of (i) the date of expiration or abandonment of the last valid claim within the licensed patent rights covering any licensed products under the Agreement, (ii) the expiration of regulatory exclusivity as to a licensed product, and (iii) 10 years after the first commercial sale of a licensed product. Either party may terminate the Agensys Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach (or 30 days if such material breach is related to failure to make payment of amounts due under the Agensys Agreement) or upon certain insolvency events. In addition, Agensys may terminate the Agensys Agreement immediately upon written notice to the Company if the Company or any of its affiliates or permitted sublicensees commences an interference proceeding or challenges the validity or enforceability of any of Agensys’ patent rights. There were no expenses recognized under the Agensys Agreement for the year ended December 31, 2017 and 2016.

License Agreement - BioVec

Notes to the Consolidated Financial Statements

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event. The Company recognized expenses of $0.7 million and $0.5 million, in connection with the BioVec License Agreement for the year ended December 31, 2017 and 2016, respectively.

License Agreement - Leiden
On April 23, 2015, the Company and Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre (Leiden), entered into a license agreement (the Leiden Agreement), pursuant to which Leiden granted to the Company an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting preferentially-expressed antigen in melanoma, (PRAME) and POU2AF1 epitopes. The license granted under the Leiden Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to the Company of such academic research collaborations. As consideration for the rights granted to the Company under the Leiden Agreement, the Company agreed to pay to Leiden an aggregate of EUR 0.1 million in upfront fees within 30 days of the effective date of the Leiden Agreement. In addition, the Company agreed to pay to Leiden, beginning on the eighth anniversary of the effective date of the Leiden Agreement, annual minimum royalty payments of EUR 30.0 thousand. The Company also is required to make milestone payments to Leiden of up to an aggregate of EUR 1.0 million for each of the first licensed product that is specific to PRAME and to POU2AF1. The Leiden Agreement additionally provides that the Company will pay to Leiden a royalty in the low single digits on net sales of products covered by the Leiden Agreement. If the Company enters into a sublicensing agreement with a third party related to a product covered by the Leiden Agreement, the Company agreed to pay Leiden a percentage ranging in the low double digits on all non-royalty income received from sublicensing revenue directly attributable to the sublicense, dependent on whether the Company is in phase 1/2, phase 2 or phase 3 at the time that the Company enters into any such sublicensing agreement. Under the Leiden Agreement, the Company and Leiden entered into a sponsored research agreement, pursuant to which the Company is required to pay Leiden up to EUR 0.3 million over a three years period during the term of the sponsored research agreement. The Leiden Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Leiden Agreement may be terminated earlier upon mutual written agreement between the Company and Leiden, and at any time by the Company upon six months written notice to Leiden. Leiden may terminate the Leiden Agreement in the event of a failure by the Company to pay any amounts due under the Leiden Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Leiden Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event. The Company paid a milestone under the Leiden Agreement of $0.1 million in the year ended December 31, 2017. The Company was not required to make any milestone payments for the year ended December 31, 2016.

Employment agreements

The Company has signed agreements with 13 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for continued base salary payments for 6 to 18 months and a lump-sum annual cash bonus. The continued base salary and annual cash bonus portion of the agreements would aggregate approximately $4.8 million and $4.9 million at the rate of compensation in effect at December 31, 2017

Notes to the Consolidated Financial Statements

and 2016, respectively. In addition, the agreements provide for continuation of certain insurance and other benefits for periods of 6 to 18 months.

Litigation

On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to be class action brought on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaint alleges that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess BPX-501 as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation. The complaint purports to assert claims for violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

NOTE 13 - INCOME TAXES
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act significantly revises how U.S. taxes corporations. The Company is currently evaluating provisions of the 2017 Tax Act, which among other things, lowers the U.S. corporate income tax rate from 35% to 21% and moves toward a territorial tax system. As a result, an adjustment has been recorded to the deferred tax asset and a corresponding adjustment to the full valuation allowance. As the Company does not have all of the necessary information to analyze all income tax effects of the 2017 Tax Act, the Company will continue to make and refine calculations and estimates as additional information is obtained, which could potentially affect the provisional amounts relating to the deferred income taxes, including but not limited to deferred tax assets related to share-based compensation expenses. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the 2017 Tax Act. The Company expects to complete a detailed analysis no later than the fourth quarter of 2018.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017, 2016 and 2015, the Company had no uncertain tax positions and no interest or penalties have been charged to the Company for the years ended December 31, 2017, 2016 and 2015. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2017 remain open to examination by the Internal Revenue Service.
The reconciliation between federal income taxes at the statutory rate and the Company’s income tax expense for the year is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Tax benefit at statutory rate	$(31,204)	$(23,542)	$(16,506)
Stock options	860	394	12
Other	(36)	54	(165)
U.S. tax reform rate change	37,848	—	—
Stock compensation	333	—	—
Deferred tax valuation allowances	(1,824)	24,872	17,920
Research and development credit	(5,977)	(1,778)	(1,261)
Income tax expense	$—	$—	$—

Notes to the Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$46,772	$48,152
Stock compensation	4,900	5,146
Intangible assets	8,820	14,920
Research and development credit	10,273	4,296
Other	648	702
Total deferred tax assets	71,413	73,216
Valuation allowance	(71,413)	(73,216)
Net deferred tax assets	$—	$—

As of December 31, 2017 and 2016, the Company had gross federal income tax net operating loss (NOL) carryforwards of $222.7 million and $142.2 million, respectively, and federal research tax credits of $10.3 million and $4.3 million, respectively. The Internal Revenue Code Section 382 limits NOL and tax credit carry forwards when an ownership change of more than 50% of the value of the stock in a loss corporation occurs. Accordingly, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.
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
Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2017 and 2016. The changes in the valuation allowance were a decrease of $1.8 million and an increase of $24.9 million for the years ended December 31, 2017 and 2016, respectively.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data (unaudited) for the year ended December 31, 2017 and 2016 is presented below:

	(in thousands except per share data)
2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$128	$—	$126	$(69)	(1)
Loss from operations	$(21,449)	$(23,788)	$(22,705)	$(19,445)
Net loss	$(21,973)	$(24,457)	$(23,431)	$(21,918)
Net loss per share attributable to common shareholders - basic and diluted	$(0.80)	$(0.74)	$(0.71)	$(0.66)

(1) Reversal of reimbursable expenses for CPRIT grant.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$92	$101	$114	$81
Loss from operations	$(15,180)	$(16,259)	$(17,428)	$(19,513)
Net loss	$(15,075)	$(16,509)	$(17,719)	$(19,938)
Net loss per share attributable to common shareholders - basic and diluted	$(0.56)	$(0.61)	$(0.66)	$(0.74)

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management, including our Chief Executive Officer and Chief Financial and Accounting Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
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

ITEM 9B.  Other Information
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
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
(a)(2) Financial Statement Schedules.
We have omitted these schedules because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a)(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K, filed with the SEC on December 23, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 23, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

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

4.4
Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016 (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-3 (File No. 333-209012), filed with the SEC on January 15, 2016).

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

10.4(A)+	Bellicum Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.

10.4(B)+	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan.

10.4(C)+	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (with accelerated vesting).

10.4(D)+	Form of Restricted Stock Award Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Plan.

10.4(E)+	Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan.

10.4(F)+	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (Inducement Award).

Exhibit Number	Description
10.4(G)+	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (Non-Employee Director Form).

10.5+
Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2016).

10.6+	Incentive Award Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2015).

10.7+	Incentive Award Program, as amended on February 19, 2018.

10.8+
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

10.10+

Letter agreement by and between the registrant and Alan A. Musso, effective August 3, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.11+
Letter Agreement by and between the Registrant and Richard A. Fair, dated January 25, 2017 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.12+
Amended and Restated Employment Agreement, by and between the registrant and Alan K. Smith, Ph.D., effective May 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.13+
Employment Agreement by and between registrant and Gregory Naeve, effective July 27, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.14+	Employment Agreement by and between registrant and William Grossman, effective February 5, 2018.

10.15+
Employment Agreement by and between the Registrant and Ken Moseley, dated April 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 12, 2015).

10.16+
Consulting Agreement by and between the Registrant and Kevin M. Slawin, M.D., effective as of May 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.17+
Amendment to Consulting Agreement, by and between the registrant and Kevin M. Slawin, M.D., dated March 21, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017).

10.18+
Letter Agreement by and between the Registrant and Thomas J. Farrell, dated January 25, 2017 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.19+
Separation and Consulting Agreement, by and between the registrant and Annemarie Moseley, Ph.D., M.D., effective May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.20
Notice of Expansion of Licensed Field to Obtain Additional Exclusive Rights (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.21*
Amended and Restated License Agreement by and between the Registrant and ARIAD Pharmaceuticals, Inc., dated March 7, 2011 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

Exhibit Number	Description
10.22*
Omnibus Amendment Agreement by and between Registrant and ARIAD Pharmaceuticals, Inc., dated October 3, 2014 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.23*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated March 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.24*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated June 27, 2010 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.25*
Cancer Research Grant Contract by and between the Registrant and the Cancer Prevention and Research Institute of Texas, dated July 27, 2011 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.26*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, effective November 1, 2014 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.27*
License Agreement by and between the Registrant and Academish Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre, effective as of April 20, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015).

10.28*
License Agreement by and between the Registrant and BioVec Pharma, Inc., dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015).

10.29*
Exclusive License Agreement by and between the Registrant and Agensys, Inc., effective as of December 10, 2015 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2016).

10.30*
Sponsored Research Agreement No. 2 by and between the Registrant and Academish Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre, effective as of May 20, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.31*
Research Collaboration Agreement by and between the Registrant and Ospedale Pediatrico Bambino Gesú, effective as of October 28, 2016 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.32*
Co-Development and Co-Commercialisation Agreement by and between the Registrant and Adaptimmune Limited, effective as of December 16, 2016 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.33*
Cancer Research Grant Contract with the Cancer Prevention and Research Institute of Texas, dated August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.34
Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated June 1, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.35
First Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated September 13, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.36
Second Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated June 20, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.37
Third Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated July 21, 2014 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.38
Fourth Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated November 12, 2014 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

Exhibit Number	Description
10.39
Fifth Amendment to Lease Agreement by and between the Registrant and Sheridan Hills Developments L.P., effective as of September 24, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.40
Lease Agreement by and between the Registrant and Sheridan Hills Developments L.P., dated as of May 6, 2015 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2016).

10.41
First Amendment to Lease Agreement by and between the Registrant and Life Science Plaza Investment Group, LP, effective as of July 11, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.42
Second Amendment to Lease Agreement by and between the Registrant and Life Science Plaza Investment Group, LP, effective as of September 26, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.43
Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated as of March 10, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016).

10.44	Loan and Security Agreement by and between the Registrant and Oxford Finance LLC dated as of December 21, 2017.

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

#
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: March 13, 2018	By:	/s/ Richard A. Fair
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

Signature	Title	Date

/s/ Richard A. Fair	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 13, 2018
Richard A. Fair

/s/ Alan A. Musso	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2018
Alan A. Musso

/s/ James Brown	Chairman of the Board of Directors	March 13, 2018
James Brown

/s/ James M. Daly	Member of the Board of Directors	March 13, 2018
James M. Daly

/s/ Stephen R. Davis	Member of the Board of Directors	March 13, 2018
Stephen R. Davis

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 13, 2018
Reid M. Huber, Ph.D.

/s/ Frank B. McGuyer	Member of the Board of Directors	March 13, 2018
Frank B. McGuyer

/s/ Jon P. Stonehouse	Member of the Board of Directors	March 13, 2018
Jon P. Stonehouse

/s/ Edmund Harrigan	Member of the Board of Directors	March 13, 2018
Edmund Harrigan