Form 10-Q
period 2018-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2018-05-08
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of April 30, 2018, there were 42,873,045 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,794	$38,839
Investment securities, available for sale - short-term	50,313	60,057
Accounts receivable, interest and other receivables	421	320
Prepaid expenses and other current assets	2,407	2,434
Total current assets	84,935	101,650
Investment securities, available for sale - long-term	—	1,368
Property and equipment, net	25,152	25,942
Restricted cash	5,931	6,190
Other assets	334	378
TOTAL ASSETS	$116,352	$135,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,016	$3,287
Accrued expenses and other current liabilities	6,952	6,392
Current portion of capital lease obligations	33	31
Current portion of deferred revenue	3,194	2,049
Current portion of deferred rent	402	397
Total current liabilities	12,597	12,156
Long-term liabilities:
Long-term debt, net of deferred financing costs	35,165	34,946
Capital lease obligation	122	131
Deferred revenue	755	2,054
Deferred rent	1,530	1,593
TOTAL LIABILITIES	50,169	50,880
Commitments and contingencies: (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017, 34,288,556 shares issued and 33,611,093 shares outstanding at March 31, 2018; 33,962,640 shares issued and 33,285,177 shares outstanding at December 31, 2017	343	340
Treasury stock: 677,463 shares held at March 31, 2018 and December 31, 2017	(5,056)	(5,056)
Additional paid-in capital	416,352	411,922
Accumulated other comprehensive loss	(104)	(46)
Accumulated deficit	(345,352)	(322,512)
Total stockholders’ equity	66,183	84,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,352	$135,528
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
REVENUES
Grants	$154	$128
Total revenues	154	128
OPERATING EXPENSES
Research and development	16,536	15,295
License fees	30	355
General and administrative	5,692	5,927
Total operating expenses	22,258	21,577
Loss from operations	(22,104)	(21,449)
OTHER INCOME (EXPENSE):
Interest income	267	197
Interest expense	(1,003)	(721)
Total other expense	(736)	(524)
NET LOSS	$(22,840)	$(21,973)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.68)	$(0.80)
Weighted-average shares outstanding, basic and diluted	33,456,446	27,295,842

Net loss	$(22,840)	$(21,973)
Other comprehensive loss:
Unrealized loss on investment securities	(58)	(7)
Comprehensive loss	$(22,898)	$(21,980)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,840)	$(21,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,605	3,364
Depreciation expense	1,426	782
Amortization of premium on investment securities, net	91	61
Amortization of lease liability	(58)	(23)
Amortization of deferred financing costs	219	164
Changes in operating assets and liabilities:
Receivables	(101)	50
Prepaid expenses and other assets	71	(1,020)
Accounts payable	(1,271)	(1,193)
Accrued liabilities and other	340	(2,664)
Deferred revenue	(154)	—
NET CASH USED IN OPERATING ACTIVITIES	(18,672)	(22,452)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(6,312)	(11,487)
Proceeds from sale of investment securities	17,275	21,425
Purchases of property and equipment	(416)	(1,593)
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,547	8,345
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net of offering costs	—	64,860
Payment of common stock issuance costs	—	(28)
Proceeds from exercise of stock options	828	585
Proceeds from notes payable	—	10,000
Payment of debt issuance costs	—	(75)
Payment on capital lease obligation	(7)	(4)
NET CASH PROVIDED BY FINANCING ACTIVITIES	821	75,338
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,304)	61,231
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	45,029	42,780
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$37,725	$104,011

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$784	$488
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$219	$3,716
Accrued debt issuance costs	$—	$695
Accrued issuance costs for public offering	$—	$251
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Bellicum Pharmaceuticals, Inc., (“Bellicum”), was incorporated in Delaware in July 2004 and is based in Houston, Texas. Bellicum is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including, hematopoietic stem cell transplantation, CAR T and TCR cell therapy.
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

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT PLANS
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. These statements should be read in conjunction with the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2017 (the “Annual Report”). A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol “BLCM” or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company has not generated any revenue from product sales to date and, if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to generate product revenue or achieve profitability. As of March 31, 2018, the Company had an accumulated deficit of $345.4 million.

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
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue for the three months ended March 31, 2018 and 2017 have been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue, and recognized as revenue when qualifying costs are incurred.

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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at March 31, 2018 and December 31, 2017, on the Company’s balance sheet was comprised of the net unrealized holding losses on the Company’s investment securities. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

	As of
	March 31,
	2018	2017
Common Stock Equivalents:	Number of shares
Options to purchase common stock	5,662,800	4,999,835
Unvested shares of restricted stock units	217,186	81,250
Unvested shares of restricted stock	29,413	58,825
Total common stock equivalents	5,909,399	5,139,910

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

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of March 31, 2018, and December 31, 2017, respectively, the Company maintained $5.9 million and $6.2 million as restricted cash.

During 2017, the Company received $4.2 million from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, which is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. During the three months ended March 31, 2018, the Company released $0.1 million of funds from the CPRIT account, leaving a balance of $4.1 million at March 31, 2018. For more information about the CPRIT grant, see Note 9.
The remaining $1.8 million of restricted cash as of March 31, 2018 and the $2 million in 2017 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents (1)	$31,794	$38,839
Restricted cash, noncurrent	5,931	6,190
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$37,725	$45,029

(1) As of March 31, 2018, and December 31, 2017, the Company invested approximately $19.0 million and $25.6 million, respectively, in cash equivalent instruments.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date
	Balance at March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$19,006	$19,006	$—	$—
Total Cash Equivalents	$19,006	$19,006	$—	$—

Investment Securities:
U.S. government agency-backed securities	$18,950	$—	$18,950	$—
Corporate debt securities	31,363	—	31,363	—
Total Investment Securities	$50,313	$—	$50,313	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$25,550	$25,550	$—	$—
Total Cash Equivalents	$25,550	$25,550	$—	$—

Investment Securities:
U.S. government agency-backed securities	$22,604	$—	$22,604	$—
Corporate debt securities	38,821	—	38,821	—
Total Investment Securities	$61,425	$—	$61,425	$—

U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.
Investment securities, all classified as available-for-sale, consisted of the following as of March 31, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
March 31, 2018	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$18,991	$—	$(41)	$18,950
Corporate debt securities	31,426	3	(66)	31,363
Total Investment Securities	$50,417	$3	$(107)	$50,313

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2017	(in thousands)
U.S. government agency-backed securities	$22,632	$—	$(28)	$22,604
Corporate debt securities	38,839	13	(31)	38,821
Total	$61,471	$13	$(59)	$61,425

The Company's investment securities as of March 31, 2018, will reach maturity between April 2018 and January 2019, with a weighted-average maturity date in August 2018.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
					March 31, 2018	December 31, 2017
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,630	$21,462
Lab equipment			5	Years	7,920	7,766
Office furniture			5	Years	1,700	1,701
Manufacturing equipment			5	Years	1,871	1,815
Computer and office equipment	3	to	5	Years	1,286	1,074
Equipment held under capital leases			5	Years	204	204
Software			3	Years	262	216
Total					34,873	34,238
Less: accumulated depreciation					(9,721)	(8,296)
Property and equipment, net					$25,152	$25,942

During the three months ended March 31, 2018 and 2017, the Company recorded $1.4 million and $0.8 million of depreciation expense, respectively. Leasehold improvements as of March 31, 2018 and December 31, 2017 includes $2.5 million related to costs incurred by the landlord.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued construction costs	$622	$565
Accrued payroll	1,935	2,682
Accrued patient treatment costs	1,517	1,392
Accrued manufacturing costs	469	370
Accrued other	2,409	1,383
Total accrued expenses and other current liabilities	$6,952	$6,392

NOTE 8 - DEBT

Hercules Loan

On March 10, 2016, the Company, entered into a Loan and Security Agreement with Hercules Capital, Inc. Hercules Technology II, L.P., and Hercules Technology III, L.P., or collectively, Hercules, as a lender, under which the Company borrowed $15.0 million. The Company borrowed an additional $5.0 million and $10.0 million on September 15, 2016 and March 8, 2017, respectively. The total debt was secured by a lien covering substantially all of the Company's assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of intellectual property. The Company paid expenses related to the loan of $0.3 million which, along with a final facility charge of $2.1 million was recorded as deferred financing costs. Interest expense in the three months ended March 31, 2017 included $0.2 million of amortized deferred financing costs. For additional information about the Hercules Loan Agreement, see Note 8 to the audited financial statements in the Annual Report.
On December 21, 2017, the Company repaid the outstanding balance, accrued interest and final facility charges totaling $32.9 million, which included a prepayment charge of $0.6 million with proceeds from a new loan from Oxford Finance, LLC, discussed below.
Oxford Loan

On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as the collateral agent and a lender, pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”) on the Oxford Closing Date. As discussed above, on the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to Hercules. For additional information about the Oxford Loan Agreement, see Note 8 to the audited financial statements contained in the Annual Report.
The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. During the three months ended March 31, 2018, interest expense included $0.2 million of amortized deferred financing costs.
Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 9 - GRANT REVENUE

Cancer Research Grant Contract

During 2017, the Company entered into a Cancer Research Grant Contract (the “Agreement”) with CPRIT, pursuant to which CPRIT awarded a grant (the “Award”) of approximately $16.9 million to the Company to fund development of BPX-501 for hematologic cancer. The Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement. For additional information about the Agreement, see Note 9 to the audited financial statements in the Annual Report.

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the three months ended March 31, 2018, the Company recognized expenses and accrued revenue of $0.1 million for work performed under the CPRIT grant.
NIH Grant
During 2013, the Company entered into a grant agreement with the National Institute of Health, or NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. The Company recorded grant revenue of $0.1 million in the three months ended March 31, 2017, at which date the grant expired.

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
At March 31, 2018, the Company had share-based awards outstanding under four share-based compensation plans, as follows:

2006 Stock Option Plan
The 2006 Stock Option Plan (the “2006 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of March 31, 2018, there were 96,293 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2006 Plan. The 2006 Plan was terminated by the Board in October 2014.

2011 Stock Option Plan
The 2011 Stock Option Plan (the “2011 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of March 31, 2018, there were 1,371,152 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2011 Plan. The 2011 Plan replaced the 2006 Plan. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
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
The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 6,090,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. As of March 31, 2018, there were 4,441,954 outstanding awards, comprised of 3,390,355 options, 805,000 inducement option awards, 29,413 shares of restricted stock, 45,000 inducement restricted stock units and 172,186 restricted stock units outstanding. There were 2,492,171 shares available for issuance under the 2014 Plan at March 31, 2018.
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company’s common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the grant date fair market value. There were no shares purchased by the ESPP in either of the three-month periods ended March 31, 2018 or 2017. As of March 31, 2018, there were 460,027 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Three months ended March 31,
	2018	2017
	(amounts in thousands)
Deductions from employees	$49	$109
Share-based compensation expense recognized	$36	$71
Remaining share-based compensation expense	$244	$341

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Three months ended March 31,
	2018	2017
Risk-free interest rate	2.41%	2.11%
Volatility	71.1%	71.6%
Expected life (years)	6.08	6.08
Expected dividend yield	—%	—%

Share-based compensation expense by classification for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$1,669	$1,584
General and administrative	1,936	1,780
Total	$3,605	$3,364
At March 31, 2018, total compensation cost not yet recognized was $22.0 million and the weighted-average period over which this amount is expected to be recognized is 2.28 years.
The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2018:

	Options and Inducement awards	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2017	5,286,472	$12.35	7.35	$7,223
Granted(2)	778,966	$8.19
Exercised	(313,258)	$2.64		$1,638
Forfeited	(89,380)	$17.51
Outstanding at March 31, 2018	5,662,800	$12.23	7.65	$3,420
Exercisable at March 31, 2018	3,052,847	$12.31	6.67	$3,240
(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2017 and March 31, 2018.
(2) Includes 175,000 of inducement option awards granted in 2018.
The following table summarizes the stock award activity for all stock plans during the three months ended March 30, 2018:

	Restricted Stock Awards and Units	Aggregate Intrinsic Value (1) (in thousands)
December 31, 2017(2)	140,663	$1,183
Granted(3)	126,250
Vested	(20,314)	$199
Forfeited
Outstanding at March 31, 2018	246,599	$1,618
(1) The aggregate intrinsic value is calculated as the fair value of restricted stock and restricted stock units at March 31, 2018.
(2) At December 31, 2017, there were 29,413 shares of restricted common stock and 111,250 restricted stock units outstanding.
(3) Includes 30,000 of inducement restricted stock units granted during 2018.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Litigation
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess BPX-501 as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions.
NOTE 13 - SUBSEQUENT EVENTS
On April 20, 2018, the Company completed an underwritten public offering of 9,200,000 shares of its common stock at an offering price of $7.50 per share. The aggregate offering size was $69.0 million, for which the Company received approximately $64.7 million after deducting underwriting discounts and commissions and offering expenses.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018, or our Annual Report, as well as our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

Forward-Looking Statements

This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project," “will," “would," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A, “Risk Factors” in our Annual Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including chimeric antigen receptor T cell therapy, or CAR T, T cell receptors, or TCRs and hematopoietic stem cell transplantation, or HSCT. CAR T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs, or TCRs which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR T cell therapies. These toxicities include instances in which the CAR T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which they have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. In solid tumors, where the behavior of CAR T cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced CAR T cell approaches that raise even greater safety concerns. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-

versus-host-disease, or GvHD, and the potential for serious infections due to the lack of an effective immune system following a transplant.
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

•
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

•
BPX-601 is a GoCAR-T product candidate containing our proprietary inducible MyD88/CD40, or iMC, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. A Phase 1 clinical trial in patients with non-resectable pancreatic cancer is ongoing and we expect to report initial data from this clinical trial in the second half of 2018. In addition to pancreatic cancer, PSCA is expressed in several other solid tumor indications, including: gastric, esophageal, prostate and bladder cancers. In 2018, we are planning to expand the clinical development of BPX-601 to include additional PSCA expressing cancer types.

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
Recent Developments
On April 11, 2018, the FDA lifted the clinical hold on clinical trials of our BPX-501 product candidate in the U.S. The FDA had placed all U.S. BPX-501 trials on clinical hold in January 2018 in response to three reported cases of encephalopathy deemed by us to be possibly related to BPX-501. The FDA’s decision to lift the hold followed consultation between us and the FDA and agreement on amendments to the study protocols, including guidance on monitoring and management of certain neurologic adverse events. We plan to work with our U.S. clinical sites to resume patient recruitment based on the amended protocols. The FDA clinical hold did not affect the BP-004 registrational trial in Europe, which is fully enrolled and closed to recruitment.
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
In the future, we may generate revenue from a combination of product sales, government or other third-party grants, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. Our policy is to recognize revenue in accordance with ASC 606. See the discussion of “Collaboration Agreements” contained within Note 3 to the unaudited condensed consolidated financial statements contained herein.
CPRIT Grant
During 2017, we entered into a grant agreement with CPRIT whereby CPRIT awarded approximately $16.9 million to fund research of a cancer therapy involving BPX-501.We received CPRIT funds of $4.2 million up front which was initially recorded as deferred revenue. To date, we recognized $0.2 million of deferred revenue for expenses incurred under the CPRIT Grant. For additional information about the CPRIT grant, see Note 9 to the unaudited condensed consolidated financial statements included herein.
NIH Grant
During 2013, we entered into a grant agreement with the NIH. The grant was a modular five-year grant with funds being awarded each year based on the progress of the program being funded. Grant money was not received until expenses for the program were incurred. We were awarded approximately $1.4 million through the grant expiration date of March 31, 2017.
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
Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone events are achieved. See the discussion of “Research and Development” expenses contained within Note 3 to the audited financial statements contained within Item 8 of our Annual Report.
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
Income Taxes

We did not recognize any income tax expense during either of the three-month periods ended March 31, 2018 or 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017
The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Total revenues	$154	$128	$26
Operating expenses:
Research and development	16,536	15,295	1,241
License fees	30	355	(325)
General and administrative	5,692	5,927	(235)
Total operating expenses	22,258	21,577	681
Loss from operations	(22,104)	(21,449)	(655)
Other income (expense):
Interest income	267	197	70
Interest expense	(1,003)	(721)	(282)
Total other expense	(736)	(524)	(212)
Net loss	$(22,840)	$(21,973)	$(867)

Grant Revenues
Grant revenues were $0.2 million, arising from the CPRIT grant, and $0.1 million, arising from the NIH grant, during the three months ended March 31, 2018 and 2017, respectively.

Research and Development Expenses
Research and development expenses were $16.5 million and $15.3 million during the three months ended March 31, 2018 and 2017, respectively. The increase of approximately $1.2 million is primarily due to increased general research and development costs of $1.9 million and increased costs related to BPX-701 of $0.2 million, partially offset by reduced costs related to BPX-501 of $0.9 million. Costs related to BPX-601 were comparable in each of the three-month periods. The $1.9 million increase in general research and development expenses was primarily comprised of $0.5 million in increased personnel costs, $0.3 million in increased consulting expenses, $0.7 million increase in non-cash charges for depreciation and share-based compensation and increases of other costs of approximately $0.3 million. The decrease of approximately $0.9 million in BPX-501 related costs was due primarily to decreased patient enrollment in U.S. clinical trials as a result of the FDA clinical hold that took effect in January 2018 and the completion of recruitment into our European BP-004 clinical trial. As a result, clinical trials costs decreased approximately $0.3 million, manufacturing costs decreased approximately $0.5 million and other costs decreased approximately $0.1 million. The FDA lifted its clinical hold order on April 11, 2018.

The following table presents our research and development expense by project/category for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Product Candidates	2018	2017	Change
	(in thousands)
BPX-501	$7,072	$7,992	$(920)
BPX-601	472	521	(49)
BPX-701	529	287	242
General	8,463	6,495	1,968
Total	$16,536	$15,295	$1,241
License Fees
We incurred license fees of $30,000 and $0.4 million in the three-month periods ended March 31, 2018 and 2017, respectively, under the terms of our various license agreements for intellectual property. License fees in the three months ended March 31, 2017 included a milestone payment of $0.3 million arising upon the enrollment of the first patient into a clinical trial of BPX-601. See “Contractual Obligations and Commitments” below and Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.
General and Administrative Expenses
General and administrative expenses were $5.7 million and $5.9 million in the three-month periods ended March 31, 2018 and 2017, respectively. The $0.2 million decrease is primarily due to a decrease of $0.4 million in personnel costs, arising from severance costs related to former executive officers incurred in the three-months ended March 31, 2017, partially offset by increased commercialization activities of $0.2 million in the three-months ended March 31, 2018.
Other Expense
Other expense was $0.7 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $0.2 million is primarily due to higher interest expense resulting from the additional funds borrowed in 2017. See Note 8 for additional information about debt obligations.
Liquidity and Capital Resources
Sources of Liquidity

We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of March 31, 2018, and December 31, 2017, we had cash, cash equivalents, restricted cash and investment securities of $88.0 million and $106.5 million, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
On June 28, 2017, we filed a registration statement on Form S-3 for the offer and sale by the Company of its securities in one or more offerings for up to an aggregate maximum offering price of $150.0 million, of which approximately $81 million remains available following our April 2018 offering, discussed below.
On April 20, 2018, we completed an underwritten public offering of 9,200,000 shares of our common stock at a price of $7.50 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $64.7 million.

Cash Flows
The following table sets forth a summary of our cash flows for the three months ended March 30, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(18,672)	$(22,452)	$3,780
Net cash provided by investing activities	10,547	8,345	2,202
Net cash provided by financing activities	821	75,338	(74,517)
Net change in cash, cash equivalents, and restricted cash	$(7,304)	$61,231	$(68,535)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2018 was comprised of a net loss of $22.8 million, which included non-cash depreciation expense of $1.4 million, amortization of deferred financing costs of $0.2 million, and share-based compensation expense of $3.6 million. Net cash used in operating activities also included the effect of changes in asset and liability accounts, including an increase of accounts receivable of $0.1 million, a decrease in accounts payable of $1.3 million and an increase in accrued liabilities of $0.3 million.
Net cash used in operating activities for the three months ended March 31, 2017 was comprised of a net loss of $22.0 million, which included share-based compensation expense of $3.4 million, amortization of deferred financing costs of $0.2 million and depreciation expense of $0.8 million. Net cash used in operating activities also included a decrease in accounts payable and other liabilities of $3.9 million, and an increase in prepaid expenses and other assets of $1.0 million, primarily related to the renewal of insurance policies and upfront payments for manufacturing services.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2018 was $10.5 million, consisting of the proceeds from sale of investment securities of $17.3 million, offset by the purchases of property and equipment of $0.4 million and purchases of investment securities totaling $6.3 million.
Net cash provided by investing activities for the three months ended March 31, 2017 was $8.3 million, consisting of the proceeds from sale of investment securities of $21.4 million, offset by purchase of investment securities of $11.5 million and purchases of property and equipment of $1.6 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2018 of $0.8 million, was derived from proceeds from the exercise of stock options.
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

Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and investment securities as of March 31, 2018, together with the funds received in the April 2018 public offering of our common stock, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Contractual Obligations and Commitments

Our contractual obligations as of March 31, 2018 were as follows:

	(in thousands)
	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
License agreements (1)	$82,033	$698	$8,337	$16,377	$56,621
Long-term debt obligations (2)	38,045	—	14,000	24,045	—
Operating lease agreements (3)	11,230	2,046	2,941	2,168	4,075
Manufacturing arrangements (4)	2,235	2,235	—	—	—
Research collaborations and sponsored research (5)	3,090	2,567	523	—	—
Manufacturing build-out (6)	533	533	—	—	—
Equipment capital lease agreements (7)	230	68	135	27	—
Total contractual obligations	$137,396	$8,147	$25,936	$42,617	$60,696

(1)
License agreements - We have entered into several license agreements under which we obtained rights to certain intellectual property. Under the agreements, we could be obligated for payments upon successful completion of clinical and regulatory milestones regarding the products covered by the licenses. The obligations listed in the table above represent estimates of when the milestones will be achieved. The milestones may not be completed when estimated or at all. See Note 12 to the financial statements included in our Annual Report.

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

(5)
Research collaborations and sponsored research - We have entered into several research collaborations and sponsored research agreements to undertake research which is of mutual interest to all parties. The commitments range from one to three years.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of March 31, 2018, we had cash, cash equivalents, restricted cash and investment securities of $88.0 million. Our cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of March 31, 2018 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of March 31, 2018, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess BPX-501 as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions.
Item 1A. Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 13, 2018.
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the three months ended March 31, 2018 and 2017, we reported a net loss of $22.8 million and $22.0 million, respectively.
As of March 31, 2018, we had an accumulated deficit of $345.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
We will require significant funding to complete the development and commercialization of BPX-501 and any of our other product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates and other research and development programs.
As of March 31, 2018, we had cash and cash equivalents of approximately $37.7 million and total investments in marketable securities of $50.3 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We believe that cash and cash equivalents and investments in marketable securities of $88.0 million at March 31, 2018, plus the net proceeds of $64.7 million from our

April 2018 public offering of our common stock, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.
We expect to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our loan agreement with Oxford Finance prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:

●	seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;
●	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
●	seek a third party to acquire us or our assets.
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
Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*
In third party clinical trials involving CAR T cells, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR T cells were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR T cells.
Undesirable side effects observed in our clinical trials, whether or not they are caused by our product candidates, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. In addition, because the patients in our clinical trials are suffering from life-threatening diseases, are often suffering from multiple complicating conditions and, in the case of transplant patients, are in a position of extreme immune deficiency at the time that they receive our therapy, it may be difficult to accurately assess the relationship between our product candidates and adverse events experienced by very ill patients. For example, in January 2018, we announced that we had received notice from the FDA that a clinical hold had been placed on our U.S. clinical trials of BPX-501 following three cases of encephalopathy deemed as possibly related to BPX-501. In April 2018, we announced that the FDA had lifted the clinical hold following consultation between us and the FDA and agreement on amendments to the study protocols, including guidance on monitoring and management of certain neurologic adverse events. While the FDA clinical hold did not affect ongoing BPX-501 trials in Europe, the FDA or foreign regulatory authorities, including in Europe, could in the future take similar actions, which would harm our business. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.
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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies, including Adaptimmune, bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology. Our most advanced product candidate, BPX-501, is an adjunct therapy for HSCT with alternative donors that potentially provides improved outcomes by accelerating the reconstitution of the host immune system and addressing the safety risks of GvHD. Other companies are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V. and MolMed S.p.A. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition.”
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
Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•
foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union General Data Protection Regulation (GDPR), which will come into effect on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial IPO in December 2014 and our private placements and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Our NOL carryforwards will expire beginning in 2025, if not utilized. As a result of the 2017 tax reform act, new NOLs generated in 2018 and thereafter will no longer be subject to expiration, but will be subject to an 80% limitation.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*
We have not previously submitted an MAA or a Biologics License Application, or BLA, to the EMA or FDA, or similar approval filings to other foreign authorities. An MAA/BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. In addition, the cell and gene therapy office of the FDA has limited experience with combination products that include a small molecule component. Approval of our product candidates, including BPX-501, will require this FDA office to consult with another division of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. For example, in January 2018 we announced that we had received notice from the FDA that a clinical hold had been placed on our U.S. clinical trials of BPX-501 following three cases of encephalopathy deemed as possibly related to BPX-501. In April 2018, we announced that the FDA had lifted the clinical hold following consultation between us and the FDA and agreement on amendments to the study protocols, including guidance on monitoring and management of certain neurologic adverse events.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.*
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the EU or U.S., including additional preclinical studies or clinical trials. Studies and clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions
We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the EU and U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
There are also foreign regulations governing the privacy and security of health information and the use of personal information to sell or market products, including the GDPR, which will come into effect on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union and/or sells or markets products in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties and/or withdrawal of product approval if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.*
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The EMA and FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the EMA, FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
Foreign legislative changes may also affect our ability to commercialize our product candidates. Effective as of May 25, 2018, the GDPR will impose privacy and security obligations on any entity that collects and/or processes personal information from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.
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
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess BPX-501 as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.
The price of our stock is volatile and you could lose all or part of your investment.
Prior to our December 2014 IPO, there was no public market for our common stock. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including market conditions in general and a limited trading volume for our shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our Annual Report, these factors include:

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
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.*
As of April 30, 2018, our executive officers, directors and 10% stockholders beneficially owned approximately 19.3% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2019, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts for BPX-501, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Any such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock. On April 20, 2018, we closed an underwritten public offering of 9,200,000 shares of its common stock at an offering price of $7.50 per share.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(3)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1+(4)	Incentive Award Program, as amended on February 19, 2018.

10.2+(4)	Employment Agreement by and between Registrant and William Grossman, effective February 5, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 13, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 8, 2018	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: May 8, 2018	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer