Form 10-Q
period 2018-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2018-08-07
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of July 31, 2018, there were 43,349,006 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,458	$38,839
Investment securities, available for sale - short-term	55,923	60,057
Accounts receivable, interest and other receivables	344	320
Prepaid expenses and other current assets	2,545	2,434
Total current assets	132,270	101,650
Investment securities, available for sale - long-term	—	1,368
Property and equipment, net	23,854	25,942
Restricted cash	5,902	6,190
Other assets	396	378
TOTAL ASSETS	$162,422	$135,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,482	$3,287
Accrued expenses and other current liabilities	7,417	6,392
Current portion of capital lease obligations	35	31
Current portion of deferred revenue	3,587	2,049
Current portion of deferred rent	407	397
Total current liabilities	12,928	12,156
Long-term liabilities:
Long-term debt, net of deferred financing costs	35,388	34,946
Capital lease obligations	112	131
Deferred revenue	—	2,054
Deferred rent	1,456	1,593
TOTAL LIABILITIES	49,884	50,880
Commitments and contingencies: (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017, 44,023,683 shares issued and 43,346,220 shares outstanding at June 30, 2018; 33,962,640 shares issued and 33,285,177 shares outstanding at December 31, 2017	440	340
Treasury stock: 677,463 shares held at June 30, 2018 and December 31, 2017	(5,056)	(5,056)
Additional paid-in capital	486,749	411,922
Accumulated other comprehensive loss	(68)	(46)
Accumulated deficit	(369,527)	(322,512)
Total stockholders’ equity	112,538	84,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$162,422	$135,528
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
Grants	$362	$—	$516	$128
Total revenues	362	—	516	128
OPERATING EXPENSES
Research and development	18,412	17,959	34,948	33,254
License fees	150	343	180	698
General and administrative	5,367	5,486	11,059	11,413
Total operating expenses	23,929	23,788	46,187	45,365
Loss from operations	(23,567)	(23,788)	(45,671)	(45,237)
OTHER INCOME (EXPENSE):
Interest income	437	307	704	504
Interest expense	(1,045)	(976)	(2,048)	(1,697)
Total other expense	(608)	(669)	(1,344)	(1,193)
NET LOSS	$(24,175)	$(24,457)	$(47,015)	$(46,430)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.60)	$(0.74)	$(1.27)	$(1.54)
Weighted-average shares outstanding, basic and diluted	40,605,953	33,074,463	37,050,949	30,201,116

Net loss	$(24,175)	$(24,457)	$(47,015)	$(46,430)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	36	(16)	(22)	(23)
Comprehensive loss	$(24,139)	$(24,473)	$(47,037)	$(46,453)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,015)	$(46,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,178	6,554
Depreciation expense	3,165	1,648
Amortization of premium on investment securities, net	127	123
Amortization of lease liability	(127)	(45)
Amortization of deferred financing costs	442	380
Changes in operating assets and liabilities:
Receivables	(24)	59
Prepaid expenses and other assets	(129)	(1,187)
Accounts payable	(1,805)	(1,587)
Accrued liabilities and other	1,003	(2,138)
Deferred revenue	(516)	—
NET CASH USED IN OPERATING ACTIVITIES	(37,701)	(42,623)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(32,457)	(28,020)
Proceeds from sale of investment securities	37,810	39,020
Purchases of property and equipment	(1,055)	(7,573)
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,298	3,427
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net of offering costs	64,665	64,568
Proceeds from exercise of stock options	2,985	1,297
Proceeds from issuance of common stock - ESPP	99	167
Proceeds from notes payable	—	10,000
Payment of debt issuance costs	—	(75)
Payment on capital lease obligations	(15)	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,734	75,947
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	34,331	36,751
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	45,029	42,780
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$79,360	$79,531

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,336	$1,231
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$22	$3,006
Accrued debt issuance costs	$—	$695
Capital lease obligations incurred for equipment	$—	$23
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Bellicum Pharmaceuticals, Inc., (“Bellicum”), was incorporated in Delaware in July 2004 and is based in Houston, Texas. Bellicum is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including CAR T, TCR, and hematopoietic stem cell transplantation.
In 2017, Bellicum formed two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Europe GmbH, a private limited liability company organized under Swiss law, for the purpose of developing and commercializing product candidates in Europe. Bellicum, Bellicum Pharma Limited and Bellicum Europe GmbH are collectively referred to herein as the “Company”.

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

The Company has not generated any revenue from product sales to date and, if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to generate product revenue or achieve profitability. As of June 30, 2018, the Company had an accumulated deficit of $369.5 million.

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
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue for the three and six months ended June 30, 2018 and 2017 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue, and recognized as revenue when qualifying costs are incurred.

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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at June 30, 2018 and December 31, 2017, on the Company’s balance sheet was comprised of the net unrealized holding gains and losses on the Company’s investment securities. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

	As of June 30,
	2018	2017
Common Stock Equivalents:	Number of shares
Options to purchase common stock	5,265,521	4,929,137
Unvested shares of restricted stock units	217,186	81,250
Unvested shares of restricted stock	14,707	44,119
Total common stock equivalents	5,497,414	5,054,506

New Accounting Requirements and Disclosures

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements.

In 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which changes the measurement date for share-based awards to the grant date, instead of the previous requirement to remeasure the awards through the performance completion date. ASU No. 2018-07 is effective for the Company for fiscal years beginning after December 31, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company does not believe adopting ASU No. 2018-07 will have a material impact on its Consolidated financial statements.

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of June 30, 2018, and December 31, 2017, respectively, the Company maintained $5.9 million and $6.2 million as restricted cash.

During 2017, the Company received $4.2 million from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, which is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. During the three and six months ended June 30, 2018, CPRIT authorized the release of $36,000 and $88,000 of restricted funds from the CPRIT account, respectively, leaving a balance of $4.1 million at June 30, 2018. For more information about the CPRIT grant, see Note 9.
The remaining $1.8 million of restricted cash as of June 30, 2018 and the $2.0 million in 2017 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents (1)	$73,458	$38,839
Restricted cash, noncurrent	5,902	6,190
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$79,360	$45,029

(1) As of June 30, 2018, and December 31, 2017, the Company invested approximately $61.4 million and $25.6 million, respectively, in cash equivalent instruments.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date
	Balance at June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$61,414	$61,414	$—	$—
Total Cash Equivalents	$61,414	$61,414	$—	$—

Investment Securities:
U.S. government agency-backed securities	$15,157	$—	$15,157	$—
Corporate debt securities	40,766	—	40,766	—
Total Investment Securities	$55,923	$—	$55,923	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$25,550	$25,550	$—	$—
Total Cash Equivalents	$25,550	$25,550	$—	$—

Investment Securities:
U.S. government agency-backed securities	$22,604	$—	$22,604	$—
Corporate debt securities	38,821	—	38,821	—
Total Investment Securities	$61,425	$—	$61,425	$—

U.S. Treasury, U.S. government agency-backed securities and corporate debt securities are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.
Investment securities, all classified as available-for-sale, consisted of the following as of June 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
June 30, 2018	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$15,183	$—	$(26)	$15,157
Corporate debt securities	40,807	1	(42)	40,766
Total Investment Securities	$55,990	$1	$(68)	$55,923

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2017	(in thousands)
U.S. government agency-backed securities	$22,632	$—	$(28)	$22,604
Corporate debt securities	38,839	13	(31)	38,821
Total	$61,471	$13	$(59)	$61,425

The Company's investment securities as of June 30, 2018, will reach maturity between July 2018 and May 2019, with a weighted-average maturity date in December 2018.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
					June 30, 2018	December 31, 2017
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,633	$21,462
Lab equipment			5	Years	8,249	7,766
Office furniture			5	Years	1,702	1,701
Manufacturing equipment			5	Years	1,891	1,815
Computer and office equipment	3	to	5	Years	1,321	1,074
Equipment held under capital leases			5	Years	204	204
Software			3	Years	315	216
Total					35,315	34,238
Less: accumulated depreciation					(11,461)	(8,296)
Property and equipment, net					$23,854	$25,942

During the six months ended June 30, 2018 and 2017, the Company recorded $3.2 million and $1.6 million of depreciation expense, respectively. Leasehold improvements as of June 30, 2018 and December 31, 2017 includes $2.5 million related to costs incurred by the landlord.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued construction costs	$543	$565
Accrued payroll	1,794	2,682
Accrued patient treatment costs	2,024	1,392
Accrued manufacturing costs	596	370
Accrued other	2,460	1,383
Total accrued expenses and other current liabilities	$7,417	$6,392

NOTE 8 - DEBT

Hercules Loan

On March 10, 2016, the Company, entered into a Loan and Security Agreement with Hercules Capital, Inc. Hercules Technology II, L.P., and Hercules Technology III, L.P., or collectively, Hercules, as a lender, under which the Company borrowed $15.0 million. The Company borrowed an additional $5.0 million and $10.0 million on September 15, 2016 and March 8, 2017, respectively. The total debt was secured by a lien covering substantially all of the Company's assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of intellectual property. The Company paid expenses related to the loan of $0.3 million which, along with a final facility charge of $2.1 million was recorded as deferred financing costs. Interest expense in the three and six months ended June 30, 2017 included $0.2 million and $0.4 million, respectively, of amortized deferred financing costs. For additional information about the Hercules Loan Agreement, see Note 8 to the audited financial statements in the Annual Report.
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
The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. During the three and six month periods ended June 30, 2018, interest expense included $0.2 million and $0.4 million, respectively, of amortized deferred financing costs.
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

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the three and six month periods ended June 30, 2018, the Company recognized expenses and accrued revenue of $0.4 million and $0.5 million, respectively for work performed under the CPRIT grant.
NIH Grant
During 2013, the Company entered into a grant agreement with the National Institute of Health, or NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. The Company recorded grant revenue of $0.1 million in the six months ended June 30, 2017. The grant expired on March 31, 2017.

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

On April 20, 2018, the Company completed an underwritten public offering of 9,200,000 shares of its common stock at a price of $7.50 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to the Company, after deducting underwriting discounts, and commissions and offering expenses was approximately $64.7 million. These costs have been recorded as a reduction of the proceeds received from the offering.

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
At June 30, 2018, the Company had share-based awards outstanding under four share-based compensation plans, as follows:

2006 Stock Option Plan
The 2006 Stock Option Plan (the “2006 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of June 30, 2018, there were 96,293 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2006 Plan. The 2006 Plan was terminated by the Board in October 2014.
2011 Stock Option Plan
The 2011 Stock Option Plan (the “2011 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of June 30, 2018, there were 838,468 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2011 Plan. The 2011 Plan replaced the 2006 Plan. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan (the “2014 Plan”) became effective in December 2014 upon the closing of the IPO. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to employees, including officers, non-employee directors and consultants to the Company or its affiliates. The 2014 Plan also provides for the grant of performance cash awards and performance-based stock awards.
On June 14, 2017, the stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares of common stock authorized for issuance under the 2014 Plan by 3,100,000 shares and eliminate the prior provision in the 2014 Plan that allowed the Company’s Board of Directors to reprice stock options without stockholder approval.
The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 6,090,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. As of June 30, 2018, there were 4,562,653 outstanding awards, comprised of 3,405,760 options, 925,000 inducement option awards, 14,707 shares of restricted stock, 55,000 inducement restricted stock units and 162,186 restricted stock units outstanding. There were 2,498,102 shares available for issuance under the 2014 Plan at June 30, 2018.
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company’s common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. There were 13,779 and 19,204 shares purchased by the ESPP in the three and six-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there were 446,248 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Six months ended June 30,
	2018	2017
	(amounts in thousands)
Deductions from employees	$101	$157
Share-based compensation expense recognized	$73	$136
Remaining share-based compensation expense	$304	$357

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Six months ended June 30,
	2018	2017
Risk-free interest rate	2.47%	2.09%
Volatility	71.3%	71.6%
Expected life (years)	6.08	6.08
Expected dividend yield	—%	—%

Share-based compensation expense by classification for the six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$1,623	$1,484	$3,292	$3,068
General and administrative	1,950	1,706	3,886	3,486
Total	$3,573	$3,190	$7,178	$6,554
At June 30, 2018, total compensation cost not yet recognized was $18.8 million and the weighted-average period over which this amount is expected to be recognized is 2.16 years.
The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2018:

	Options and Inducement awards	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2017	5,286,472	$12.35	7.35	$7,223
Granted(2)	1,066,466	$8.20
Exercised	(834,606)	$3.57		$4,217
Forfeited	(252,811)	$17.25
Outstanding at June 30, 2018	5,265,521	$12.67	7.71	$2,529
Exercisable at June 30, 2018	2,707,598	$13.77	6.69	$2,162

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2017 and June 30, 2018.
(2) Includes 295,000 of inducement option awards granted in 2018.
The following table summarizes the stock award activity for all stock plans during the six months ended June 30, 2018:

	Restricted Stock Awards and Units	Aggregate Intrinsic Value (1) (in thousands)
December 31, 2017(2)	140,663	$1,183
Granted(3)	136,250
Vested	(35,020)	$317
Forfeited	(10,000)
Outstanding at June 30, 2018	231,893	$1,711
(1) The aggregate intrinsic value is calculated as the fair value of restricted stock and restricted stock units at December 31, 2017 and June 30, 2018.
(2) At December 31, 2017, there were 29,413 shares of restricted common stock and 111,250 restricted stock units outstanding.
(3) Includes 40,000 of inducement restricted stock units granted during 2018.

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
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for BPX-501 and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders.

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
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including chimeric antigen receptor T cell therapy, or CAR T, T cell receptors, or TCRs and hematopoietic stem cell transplantation, or HSCT. CAR T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs, or TCRs which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR T cell therapies. These toxicities include instances in which the CAR T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which CAR T cells have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. In solid tumors, where the behavior of CAR T cells is particularly unpredictable and results have been inconsistent, researchers are developing enhanced CAR T cell approaches that raise even greater safety concerns. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections or cancer recurrence due to the lack of an effective immune system following a transplant.
Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells, and an “activation switch,” designed to stimulate activation and in some cases proliferation and/or persistence of the immunotherapy cells. Each of our product candidates incorporates one of these switches, for enhanced, real time control of safety and efficacy:

•
CaspaCIDe™ (also known as inducible Caspase-9, or iC9) is our safety switch, incorporated into our HSCT and TCR product candidates, and into academic CAR T collaborations, where it is inactive unless the patient experiences a serious side effect. In that event, rimiducid is administered to induce Caspase-9 and eliminate a majority of the cells, with the goal of attenuating the therapy and resolving the serious side effect.

•
Our activation switch (also known as inducible MyD88/CD40, or iMC) incorporated into our GoCAR-T™ product candidates is designed to enable control of the activation and proliferation of the T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, reducing the dosage per infusion, or suspending further rimiducid administration.

•
In addition, we have an active research effort to develop other advanced molecular switch approaches, including a “dual-switch” GoCAR-T that is designed to provide a user-controlled system for managing proliferation and/or persistence and safety of tumor antigen-specific CAR T cells.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our clinical product candidates are described below.

•
BPX-501 is a CaspaCIDe product candidate designed as an adjunct polyclonal T cell therapy administered after allogeneic HSCT. BPX-501 is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HSCT procedure. BPX-501 addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of uncontrolled GvHD.

The European Commission has granted orphan drug designations to BPX-501 for treatment in HSCT, and for activator agent rimiducid for the treatment of GvHD. Additionally, BPX-501 and rimiducid have received orphan drug status from the U.S. Food and Drug Administration, or the FDA, as a combination replacement T cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT.
Based on interactions with the European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of Marketing Authorisation Applications, or MAAs, for BPX-501 and rimiducid for pediatric patients with certain orphan inherited blood disorders or treatment-refractory hematological cancers. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical hematopoietic stem cell transplant setting. In place of a randomized trial, we are collecting data from the C-004 study, a concurrent observational study in the pediatric matched unrelated donor hematopoietic stem cell transplant setting, which includes both retrospective patients and prospective patients. We expect to report updated results from the European BP-004 clinical trial in the fourth quarter of 2018 and to file MAAs for European marketing approvals in 2019.
We are currently planning additional clinical trials for BPX-501. In the adult malignant patient setting, we are designing a randomized, controlled trial in adults with acute myeloid leukemia to compare outcomes in patients receiving a haplo-transplant with BPX-501 vs. the standard post-Cytoxan haplo-transplant regimen. We have submitted a protocol to FDA for review, and expect to initiate a trial by the end of 2018. In the U.S. pediatric patient setting, we are evaluating the feasibility of a trial that we believe could be registrational in a distinct orphan disease.

•
BPX-601 is a GoCAR-T product candidate containing our proprietary inducible MyD88/CD40, or iMC, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. A Phase 1 clinical trial in patients with non-resectable pancreatic cancer is ongoing and we expect to report initial data from this clinical trial in the fourth quarter of 2018. In addition to pancreatic cancer, PSCA is expressed in several other solid tumor indications. We are planning to expand the clinical development of BPX-601 to include prostate and gastric cancer patients and add additional clinical trial sites in the second half of 2018.

•
BPX-701 is a CaspaCIDe-enabled natural high affinity TCR product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. The ongoing Phase 1 clinical trial for BPX-701 is in adult patients with refractory or relapsed acute myeloid leukemia, or AML, and myelodysplastic syndromes, or MDS. Recruitment in this clinical trial has been slower than projected and we are working to address this by adding clinical trial sites. We now expect to report initial data from this clinical trial in 2019.

•
CD19 CAR T Program - We are working with academic collaborators to establish clinical proof of concept for CaspaCIDe® in the CD19-expressing B cell malignancies setting. We believe that this strategy allows a cost-effective approach for clinical evaluation of CaspaCIDe in attenuating the acute toxicities of CD19-targeted therapies. In November 2016 we announced an expanded collaboration with Ospedale Pediatrico Bambino Gesù, or OPBG, a leading European pediatric research center and hospital, where clinical development of a CaspaCIDe-enabled CD19 CAR T cell therapy is ongoing. As of June 15, 2018, six patients had been dosed in the CD19 clinical trial at OPBG without yet an incident of toxicities for which the CaspaCIDe® safety switch has been used.

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
Recent Developments
On May 29, 2018, we appointed Shane M. Ward as General Counsel and Corporate Secretary. Mr. Ward is an attorney and corporate executive with more than 20 years of pharmaceutical and biotechnology industry experience, having served as in-house counsel for large and small public companies. In his most recent position as General Counsel for Versartis, Inc., a development-stage biotechnology company, Mr. Ward built the company’s legal, compliance, and quality assurance teams in preparation for potential commercialization of a novel fusion protein therapeutic. Previously, he was Vice President and Associate General Counsel for Dynavax Technologies Corporation, a biotechnology company developing immunotherapeutics for cancer and autoimmune diseases. Earlier in his career, he held leadership roles at Human Genome Sciences and Gilead Sciences, in which he managed teams providing legal support for numerous commercial products in a range of therapeutic areas. He began his legal career as an Associate with the FDA practice group of Sidley Austin, an international law firm. Mr. Ward earned a B.A. from the University of Virginia and a JD from Georgetown University Law Center.
On July 13, 2018, we entered into a separation agreement with Alan Musso, our Chief Financial Officer and Treasurer pursuant to which Mr. Musso resigned effective August 31, 2018. We have initiated a search for his replacement and Mr. Musso has agreed to consult with us to provide advice regarding the transition of responsibilities.
In connection with Mr. Musso’s resignation, Rosemary Williams, the Company’s Vice President of Finance and Controller, will serve as Interim Principal Accounting Officer, and Richard Fair, the Company’s Chief Executive Officer will take on the additional role as the Interim Principal Financial Officer, in each case, effective as of August 16, 2018.
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
CPRIT Grant
During 2017, we entered into a grant agreement with CPRIT whereby CPRIT awarded approximately $16.9 million to fund research of a cancer therapy involving BPX-501.We received CPRIT funds of $4.2 million up front which was initially recorded as deferred revenue. From the inception of the CPRIT grant to date, we recognized $0.6 million of deferred revenue for expenses incurred under the CPRIT Grant. For additional information about the CPRIT grant, see Note 9 to the unaudited condensed consolidated financial statements included herein.
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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient clinical trial costs;

•	the number of patients that participate in the clinical trials;

•	the number of sites included in the clinical trials;

•	the process of collection, differentiation, selection and expansion of immune cells for our cellular immuno-therapies;

•	the countries in which the clinical trials are conducted;

•	the outcomes of our clinical trials;

•	the length of time required to enroll eligible patients;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring or other studies requested by regulatory agencies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of the product candidates; and

•	the ability to successfully manufacture patient doses.

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

We expect our research and development expenses to increase over the next several years as we progress our business plan which includes conducting ongoing and new clinical trials for BPX-501, BPX-601 and BPX-701, and advancing additional product candidates into clinical development, manufacturing registrational, clinical trial and preclinical study materials, expanding our research and development and process development and optimization efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and hiring additional personnel.
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
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, and the potential commercialization of our product candidates. Specifically, for our BPX-501 program, where we are planning to file MAAs for European marketing approvals in 2019, we expect to build out a focused European commercial team and invest in commercial readiness activities which will increase our general and administrative expenses in future periods.
Income Taxes

We did not recognize any income tax expense during either of the six-month periods ended June 30, 2018 or 2017.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
The following table sets forth our results of operations for the three and six month periods ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Total revenues	$362	$—	$362	$516	$128	$388
Operating expenses:
Research and development	18,412	17,959	453	34,948	33,254	1,694
License fees	150	343	(193)	180	698	(518)
General and administrative	5,367	5,486	(119)	11,059	11,413	(354)
Total operating expenses	23,929	23,788	141	46,187	45,365	822
Loss from operations	(23,567)	(23,788)	221	(45,671)	(45,237)	(434)
Other income (expense):
Interest income	437	307	130	704	504	200
Interest expense	(1,045)	(976)	(69)	(2,048)	(1,697)	(351)
Total other expense	(608)	(669)	61	(1,344)	(1,193)	(151)
Net loss	$(24,175)	$(24,457)	$282	$(47,015)	$(46,430)	$(585)

Grant Revenues
We recognized grant revenues from the CPRIT grant in the three and six month periods ended June 30, 2018 totaling $0.4 million and $0.5 million, respectively. We recognized grant revenue of $0.1 million in the six month period ended June 30, 2017 from the NIH grant, which expired on March 31, 2017.

Research and Development Expenses
The following table presents our research and development expense by project/category for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
Product Candidates	2018	2017	Change	2018	2017	Change
BPX-501	$8,283	$9,754	$(1,471)	$15,355	$17,746	$(2,391)
BPX-601	682	596	86	1,154	1,117	37
BPX-701	714	871	(157)	1,243	1,158	85
General	8,733	6,738	1,995	17,196	13,233	3,963
Total	$18,412	$17,959	$453	$34,948	$33,254	$1,694

Research and development expenses in the three months ended June 30, 2018 increased approximately $0.5 million, compared with the three months ended June 30, 2017. The increase is primarily due to increased general research and development costs of $2.0 million and increased costs related to BPX-601 of $0.1 million, partially offset by reduced costs related to BPX-501 of $1.5 million and decreased costs related to BPX-701 of $0.1 million. The $2.0 million increase in general research and development expenses was primarily comprised of $0.4 million in increased personnel costs, $1.0 million increase in non-cash charges for depreciation and share-based compensation, increases of other program costs of approximately $0.8 million, partially offset by a $0.2 million reduction in consulting expenses. Fewer patients were enrolled in our BPX-501 clinical trials in 2018 as a result of the FDA clinical hold that took effect in January 2018, and the completion of enrollment in our European BP-004 clinical trial. Manufacturing and quality costs decreased $1.0 million and $0.6 million, respectively in the 2018 period primarily because fewer product batches were produced due to reduced patient enrollment. Costs associated with BPX-501 related product characterization studies decreased approximately $0.8 million in the 2018 period, however we expect higher costs in the second half of 2018 as we prepare registrational and validation batches under good manufacturing processes, or GMP. Costs associated with clinical development activities, primarily patient treatment costs and investigator costs, increased approximately $1.1 million in the 2018 period, due to costs associated with the preparation for the re-start of enrollment of patients in our BPX-501 trials in the U.S. following the release of the FDA clinical hold in April 2018, and due to costs associated with closing-out our BP-004 clinical sites in Europe. Other costs associated with BPX-501 decreased approximately $0.2 million.
Research and development expenses in the six months ended June 30, 2018 increased approximately $1.7 million, compared with the six month period ended June 30, 2017. The increase is primarily due to increased general research and development costs of $4.0 million and increased costs related to BPX-701 of $0.1 million, partially offset by reduced costs related to BPX-501 of $2.4 million. The $4.0 million increase in general research and development expenses was primarily comprised of $0.8 million in increased personnel costs, $0.2 million in increased consulting expenses, $1.6 million increase in non-cash charges for depreciation and share-based compensation and increases of other program costs of $1.2 million and increase of other costs of approximately $0.2 million. Fewer patients were enrolled in our BPX-501 clinical trials in 2018 as a result of the FDA clinical hold that took effect in January 2018 and the completion of enrollment in our European BP-004 clinical trial. Manufacturing and quality costs decreased $1.4 million and $0.8 million, respectively, in the 2018 period primarily because fewer batches were produced due to reduced patient enrollment. Costs associated with BPX-501 related product characterization studies decreased approximately $0.8 million in the 2018 period, however we expect these costs to be higher in the second half of 2018 as we prepare registrational and validation batches under GMP. Costs associated with clinical development activities, primarily patient treatment costs and investigator costs, increased approximately $0.6 million in the 2018 period, due to costs associated with the preparation for the re-start of enrollment of patients in our U.S. BPX-501 trials in the second half of 2018 following the release of the FDA clinical hold in April 2018, and due to costs associated with closing-out our BP-004 clinical sites in Europe.
License Fees
We incur license fees under the terms of our various license agreements for intellectual property. License fee expense declined $0.2 million million in the three months ended June 30, 2108 compared with the three months ended June 30, 2017, and $0.5 million in the six months ended June 30, 2018 compared with the six months ended June 30, 2017. License fees in the three and six months ended June 30, 2017 included milestone payments of $0.3 million and $0.5 million, respectively, arising upon the enrollment of the first patient into a clinical trial of BPX-601 and BPX-701. See “Contractual Obligations and Commitments” below and Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.
General and Administrative Expenses
General and administrative expenses were $5.4 million and $11.1 million in the three and six months ended June 30, 2018, respectively, compared with $5.5 million and $11.4 million in the three and six months ended June 30, 2017, respectively. The decrease of $0.1 million and $0.4 million in the three and six month periods, respectively, were primarily due to a decrease in personnel costs, arising from severance costs related to former executive officers incurred in the three and six month periods ended June 30, 2017, partially offset by increased commercialization activities in 2018.
Other Expense
Other expense consists of interest expense partially offset by interest income. Other expense increased $0.1 million in the six months ended June 30, 2018 compared with the six months ended June 30, 2017, primarily due to higher interest expense resulting from the additional funds borrowed in 2017, along with higher prevailing interest rates in the 2018 periods, partially offset by increased interest income arising from the investment of proceeds of public offerings of our common stock in March

2017 and April 2018. See Note 8 for additional information about debt obligations. See Note 10 for additional information about the public offerings of our common stock.
Liquidity and Capital Resources
Sources of Liquidity

We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of June 30, 2018, and December 31, 2017, we had cash, cash equivalents, restricted cash and investment securities of $135.3 million and $106.5 million, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(37,701)	$(42,623)	$4,922
Net cash provided by investing activities	4,298	3,427	871
Net cash provided by financing activities	67,734	75,947	(8,213)
Net change in cash, cash equivalents, and restricted cash	$34,331	$36,751	$(2,420)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2018 was comprised of a net loss of $47.0 million, which included non-cash depreciation expense of $3.2 million, amortization of deferred financing costs of $0.4 million, and share-based compensation expense of $7.2 million. Net cash used in operating activities also included the effect of changes in asset and liability accounts, including an increase of accounts receivable of $24,000, an increase of prepaids and other assets of $0.1 million, a decrease in accounts payable of $1.8 million, an increase in accrued liabilities of $1.0 million and a decrease of $0.5 million in deferred revenue.
Net cash used in operating activities for the six months ended June 30, 2017 was comprised of a net loss of $46.4 million, which included share-based compensation expense of $6.6 million, depreciation expense of $1.6 million and amortization of deferred financing costs of $0.4 million. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $1.2 million, and a decrease in accounts payable and other liabilities of $3.7 million, primarily due to completion of the first phase of construction of our manufacturing facility.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2018 was $4.3 million, consisting of the proceeds from sale of investment securities of $37.8 million, offset by the purchases of property and equipment of $1.1 million and purchases of investment securities totaling $32.4 million. Purchases of property and equipment declined $6.5 million, as we have completed the construction of our manufacturing facility.

Net cash provided by investing activities for the six months ended June 30, 2017 was $3.4 million, consisting of the proceeds from sale of investment securities of $39.0 million, offset by the purchase of investment securities of $28.0 million and the purchase of property and equipment of $7.6 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2018 was $67.7 million, which was derived from $69.0 million in proceeds from our public offering in the second quarter and $3.0 million proceeds from the exercise of stock options and purchases of our common stock by the ESPP, partially offset by $4.3 million of issuance costs of common stock.
Net cash provided by financing activities for the six months ended June 30, 2017 was $75.9 million, which was derived from $64.6 million in net proceeds from our public offering in the first quarter, borrowings on long-term debt of $10.0 million, proceeds from the exercise of stock options and proceeds from the issuance of our common stock under the employee stock purchase plan of $1.5 million, partially offset by the payment of debt issuance costs of $0.1 million.
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

Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and investment securities as of June 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Contractual Obligations and Commitments

Our contractual obligations as of June 30, 2018 were as follows:

	(in thousands)
	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
License agreements (1)	$81,833	$2,698	$6,302	$16,330	$56,503
Long-term debt obligations (2)	38,045	—	18,000	20,045	—
Operating lease agreements (3)	10,726	2,059	2,684	2,188	3,795
Research collaborations and sponsored research (4)	1,852	1,852	—	—	—
Manufacturing arrangements (5)	877	877	—	—	—
Manufacturing build-out (6)	533	533	—	—	—
Equipment capital lease agreements (7)	213	68	135	10	—
Total contractual obligations	$134,079	$8,087	$27,121	$38,573	$60,298

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

(5)
Manufacturing arrangements - The amounts above consist of obligations for validation of commercial manufacturing processes of rimiducid. The obligations listed in the table above represent estimates of when services will be performed.

(6)
Manufacturing build-out obligation - We entered into a construction contract to build-out our manufacturing facilities. The obligation listed in the table above represents the remaining agreed upon costs.

tem.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of June 30, 2018, we had cash, cash equivalents, restricted cash and investment securities of $135.3 million. Our cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of June 30, 2018 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of June 30, 2018, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for BPX-501 and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders.
Item 1A. Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 13, 2018, or our Annual Report.
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the three and six months ended June 30, 2018, we reported a net loss of $24.2 million and $47.0 million, respectively. For the three and six months ended June 30, 2017, we reported a net loss of $24.5 million and $46.4 million, respectively.
As of June 30, 2018, we had an accumulated deficit of $369.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of June 30, 2018, we had cash and cash equivalents of approximately $79.4 million and total investments in marketable securities of $55.9 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We believe that cash and cash equivalents and investments in marketable securities of $135.3 million at June 30, 2018, including the net proceeds of $64.7 million from our April 2018 public offering of our common stock, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.
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
CAR T and TCR cell therapies are novel and present significant challenges.
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
We plan to initially seek approval for BPX-501 and rimiducid from the EMA for the treatment of pediatric patients undergoing haploidentical (partial match) hematopoietic stem cell transplants, or HSCT, and to submit the MAAs, for this indication in 2019. While we expect that the European arm of our BP-004 trial could serve as the registrational trial for these MAAs, this clinical trial was not originally designed for that purpose. We cannot be certain that our preclinical and clinical trial package for the MAAs will be sufficient for approval of BPX-501 for multiple reasons including issues related to trial conduct and analysis; limitations of data available from pre-clinical and Phase 1/2 studies; or issues related to CMC efforts to date. We have sought to avoid or remediate potential issues but we cannot be sure that such efforts will be effective or sufficient. Further, we cannot assure you that the EMA or any other regulatory agency will agree that BPX-501 provides a clinically meaningful and differentiated therapeutic benefit or that the side effects experienced in our clinical trials yield an acceptable benefit/risk ratio in the opinion of the EMA or other regulatory agencies. If the MAAs for BPX-501 are deficient, we will incur additional expenses to address the deficiencies, which may require additional clinical trials, and the commercialization of BPX-501 will be delayed. This would adversely affect our business, results of operations and prospects.
We, or our institutional collaborators, are conducting and planning additional clinical trials of BPX-501 designed to support FDA approval of our therapy in multiple indications. In each case, we plan to conduct one clinical trial to support registration in that indication. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that a single Phase 3 clinical trial strategy is warranted given the limited alternatives for patients for which BPX-501 therapy is potentially beneficial, but the FDA may ultimately require more than one Phase 3 clinical trial and may limit clinical trial designs allowed to serve as a registration trial.
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
We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners to conduct our preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*
The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies, including Adaptimmune, bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology. Our most advanced product candidate, BPX-501, is an adjunct therapy for HSCT with alternative donors that potentially provides improved outcomes by accelerating the reconstitution of the host immune system and addressing the safety risks of GvHD. Other companies are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V., MolMed S.p.A., and Dompe´ Farmaceutici S.p.A.. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition” under Part I of our Annual Report.
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

•
foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union General Data Protection Regulation (GDPR), which became effective on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our initial IPO in December 2014 and our private placements and other transactions that have occurred over the past three years, we may have experienced an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Our NOL carryforwards will expire beginning in 2025, if not utilized. As a result of the 2017 tax reform act, new NOLs generated in 2018 and thereafter will no longer be subject to expiration, but will be subject to an 80% limitation.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*
We have not previously submitted an MAA or a BLA, to the EMA or FDA, or similar approval filings to other foreign authorities. An MAA/BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. In addition, the cell and gene therapy office of the FDA has limited experience with combination products that include a small molecule component. Approval of our product candidates, including BPX-501, will require this FDA office to consult with another division of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by its Recombinant DNA Advisor Committee, or RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. For example, in January 2018 we announced that we had received notice from the FDA that a clinical hold had been placed on our U.S. clinical trials of BPX-501 following three cases of encephalopathy deemed as possibly related to BPX-501. In April 2018, we announced that the FDA had lifted the clinical hold following consultation between us and the FDA and agreement on amendments to the study protocols, including guidance on monitoring and management of certain neurologic adverse events.
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
There are also foreign regulations governing the privacy and security of health information and the use of personal information to sell or market products, including the GDPR, which became effective on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union and/or sells or markets products in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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
Foreign legislative changes may also affect our ability to commercialize our product candidates. Effective as of May 25, 2018, the GDPR imposes privacy and security obligations on any entity that collects and/or processes personal information from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use our product candidates for many reasons. Many factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the EMA, FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the EMA, FDA or other regulatory authorities;

•	the extent and quality of the clinical evidence supporting the efficacy and safety of our product candidates;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the willingness and ability of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•	confusion or lack of understanding regarding the effects of rimiducid and the timing and size of dosing of rimiducid after immune cell therapy; and

•	the effectiveness of our sales and marketing efforts.
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
We expect to experience pricing pressures in connection with the sale of BPX-501 and rimiducid, if approved, and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.
Due to the novel nature of our technology and the small size of our target patient populations, we face uncertainty related to pricing and reimbursement for these product candidates.
Our target patient populations for BPX-501 and our other potential product candidates are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial and manufacturing infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates, for example, reimbursement for administration of our product candidates to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

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
Risks Related to Ownership of our Common Stock
We are subject to securities litigation, which is expensive and could divert management attention.*
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess BPX-501 as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.
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
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.*
As of July 31, 2018, our executive officers, directors and 5% stockholders beneficially owned approximately 33.7% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts for BPX-501, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Any such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock. On April 20, 2018, we closed an underwritten public offering of 9,200,000 shares of its common stock at an offering price of $7.50 per share.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(2)	Form of Common Stock Certificate of the Registrant.

4.3(2)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(3)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1+	Separation Agreement by and between Registrant and Alan Musso, dated July 13, 2018.

10.2+	Retention Agreement by and between Registrant and Rosemary Williams, dated July 17, 2018.

10.3+	Employment Agreement by and between Registrant and Shane M. Ward, effective May 29, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(2)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(3)	Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: August 7, 2018	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: August 7, 2018	By:	/s/ Alan A. Musso
Alan A. Musso
Chief Financial Officer and Treasurer Principal Financial and Accounting Officer