Form 10-Q
period 2018-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2018-11-06
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of October 31, 2018, there were 43,361,159 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 6.	Exhibits	61

SIGNATURES		63

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,027	$38,839
Investment securities, available for sale - short-term	59,720	60,057
Accounts receivable, interest and other receivables	538	320
Prepaid expenses and other current assets	2,254	2,434
Total current assets	115,539	101,650
Investment securities, available for sale - long-term	—	1,368
Property and equipment, net	22,402	25,942
Restricted cash	5,635	6,190
Other assets	396	378
TOTAL ASSETS	$143,972	$135,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843	$3,287
Accrued expenses and other current liabilities	8,837	6,392
Current portion of capital lease obligations	37	31
Current portion of deferred revenue	3,295	2,049
Current portion of deferred rent	411	397
Total current liabilities	14,423	12,156
Long-term liabilities:
Long-term debt, net of deferred financing costs	35,609	34,946
Capital lease obligations	102	131
Deferred revenue	—	2,054
Deferred rent	1,381	1,593
TOTAL LIABILITIES	51,515	50,880
Commitments and contingencies: (Note 12)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017, 44,028,622 shares issued and 43,351,159 shares outstanding at September 30, 2018; 33,962,640 shares issued and 33,285,177 shares outstanding at December 31, 2017	440	340
Treasury stock: 677,463 shares held at September 30, 2018 and December 31, 2017	(5,056)	(5,056)
Additional paid-in capital	490,436	411,922
Accumulated other comprehensive loss	(35)	(46)
Accumulated deficit	(393,328)	(322,512)
Total stockholders’ equity	92,457	84,648
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$143,972	$135,528
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUES
Grants	$292	$126	$808	$254
Total revenues	292	126	808	254
OPERATING EXPENSES
Research and development	16,413	18,101	51,361	51,355
License fees	139	151	319	849
General and administrative	6,968	4,579	18,027	15,992
Total operating expenses	23,520	22,831	69,707	68,196
Loss from operations	(23,228)	(22,705)	(68,899)	(67,942)
OTHER INCOME (EXPENSE):
Interest income	492	284	1,196	788
Interest expense	(1,065)	(1,010)	(3,113)	(2,707)
Total other expense	(573)	(726)	(1,917)	(1,919)
NET LOSS	$(23,801)	$(23,431)	$(70,816)	$(69,861)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.55)	$(0.71)	$(1.81)	$(2.24)
Weighted-average shares outstanding, basic and diluted	43,334,727	33,178,611	39,168,559	31,204,521

Net loss	$(23,801)	$(23,431)	$(70,816)	$(69,861)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	33	22	11	(1)
Comprehensive loss	$(23,768)	$(23,409)	$(70,805)	$(69,862)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,816)	$(69,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	10,854	10,217
Depreciation expense	4,916	2,524
Amortization of premium on investment securities, net	118	214
Amortization of lease liability	(198)	(71)
Amortization of deferred financing costs	663	604
Changes in operating assets and liabilities:
Receivables	(218)	(134)
Prepaid expenses and other assets	162	(685)
Accounts payable	(1,444)	(923)
Accrued liabilities and other	2,390	(2,046)
Deferred revenue	(808)	—
NET CASH USED IN OPERATING ACTIVITIES	(54,381)	(60,161)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(50,641)	(36,283)
Proceeds from sale of investment securities	52,239	45,536
Purchases of property and equipment	(1,321)	(10,554)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	277	(1,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net of offering costs	64,665	64,568
Proceeds from exercise of stock options	2,996	1,453
Proceeds from issuance of common stock - ESPP	99	167
Proceeds from notes payable	—	10,000
Payment of debt issuance costs	—	(75)
Payment on capital lease obligations	(23)	(16)
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,737	76,097
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,633	14,635
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	45,029	42,780
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$58,662	$57,415

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,451	$2,014
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$55	$1,695
Accrued debt issuance costs	$—	$695
Capital lease obligations incurred for equipment	$—	$23
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

The Company has not generated any revenue from product sales to date and, if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to generate product revenue or achieve profitability. As of September 30, 2018, the Company had an accumulated deficit of $393.3 million.

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
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue for the three and nine months ended September 30, 2018 and 2017 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.

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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at September 30, 2018 and December 31, 2017, on the Company’s balance sheet was comprised of the net unrealized holding gains and losses on the Company’s investment securities. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

	As of September 30,
	2018	2017
Common Stock Equivalents:	Number of shares
Options to purchase common stock	5,868,433	5,299,158
Unvested shares of restricted stock units	205,155	96,250
Unvested shares of restricted stock	14,707	44,119
Total common stock equivalents	6,088,295	5,439,527

New Accounting Requirements and Disclosures
In February 2016, the FASB issued ASU 2016-02, “Leases”, which established new ASC Topic 842 (“ASC 842”), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balance sheet. ASC 842 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

ASC 842 is effective for the Company in the first quarter of 2019 and management expects that most of its operating leases (primarily office space) will be recognized as operating lease liabilities and right of use assets on its balance sheet. Management is continuing to evaluate the impact that the adoption of this standard will have on the consolidated financial statements but currently believe it is likely that the Company will elect to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases.
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
In 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which modifies fair value disclosures and removes some disclosure requirements for both public and private companies. In addition, public companies are subject to some new disclosure requirements which requires to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not believe adopting ASU No. 2018-13 will have a material impact on its consolidated financial statements.

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of September 30, 2018, and December 31, 2017, respectively, the Company maintained $5.6 million and $6.2 million as restricted cash.

During 2017, the Company received $4.2 million from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, which is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. During the nine months ended September 30, 2018, CPRIT authorized the release of $88,000 of restricted funds from the CPRIT account, leaving a balance of $4.1 million at September 30, 2018. No funds were released during the three months ended September 30, 2018. For more information about the CPRIT grant, see Note 9.
The remaining $1.5 million of restricted cash as of September 30, 2018 and the $2.0 million in 2017 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents (1)	$53,027	$38,839
Restricted cash, noncurrent	5,635	6,190
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$58,662	$45,029

(1) As of September 30, 2018, and December 31, 2017, the Company invested approximately $37.1 million and $25.6 million, respectively, in cash equivalent instruments.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date
	Balance at September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$37,085	$37,085	$—	$—
Total Cash Equivalents	$37,085	$37,085	$—	$—

Investment Securities:
U.S. government agency-backed securities	$15,930	$—	$15,930	$—
Corporate debt securities	43,790	—	43,790	—
Total Investment Securities	$59,720	$—	$59,720	$—

		Fair Value Measurements at Reporting Date
	Balance at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$25,550	$25,550	$—	$—
Total Cash Equivalents	$25,550	$25,550	$—	$—

Investment Securities:
U.S. government agency-backed securities	$22,604	$—	$22,604	$—
Corporate debt securities	38,821	—	38,821	—
Total Investment Securities	$61,425	$—	$61,425	$—

U.S. Treasury, U.S. government agency-backed securities and corporate debt securities are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.
Investment securities, all classified as available-for-sale, consisted of the following as of September 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
September 30, 2018	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$15,944	$—	$(14)	$15,930
Corporate debt securities	43,811	1	(22)	43,790
Total Investment Securities	$59,755	$1	$(36)	$59,720

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2017	(in thousands)
U.S. government agency-backed securities	$22,632	$—	$(28)	$22,604
Corporate debt securities	38,839	13	(31)	38,821
Total	$61,471	$13	$(59)	$61,425

The Company's investment securities as of September 30, 2018, will reach maturity between October 2018 and September 2019, with a weighted-average maturity date in February 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
					September 30, 2018	December 31, 2017
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,633	$21,462
Lab equipment			5	Years	8,373	7,766
Office furniture			5	Years	1,702	1,701
Manufacturing equipment			5	Years	1,891	1,815
Computer and office equipment	3	to	5	Years	1,431	1,074
Equipment held under capital leases			5	Years	204	204
Software			3	Years	378	216
Total					35,612	34,238
Less: accumulated depreciation					(13,210)	(8,296)
Property and equipment, net					$22,402	$25,942

During the nine months ended September 30, 2018 and 2017, the Company recorded $4.9 million and $2.5 million of depreciation expense, respectively. Leasehold improvements as of September 30, 2018 and December 31, 2017 includes $2.5 million related to costs incurred by the landlord.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued construction costs	$457	$565
Accrued payroll	2,619	2,682
Accrued patient treatment costs	2,104	1,392
Accrued sponsored research	937	85
Accrued manufacturing costs	340	370
Accrued other	2,380	1,298
Total accrued expenses and other current liabilities	$8,837	$6,392

NOTE 8 - DEBT

Hercules Loan

On March 10, 2016, the Company, entered into a Loan and Security Agreement with Hercules Capital, Inc. Hercules Technology II, L.P., and Hercules Technology III, L.P., or collectively, Hercules, as a lender, under which the Company borrowed $15.0 million. The Company borrowed an additional $5.0 million and $10.0 million on September 15, 2016 and March 8, 2017, respectively. The total debt was secured by a lien covering substantially all of the Company's assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of intellectual property. The Company paid expenses related to the loan of $0.3 million which, along with a final facility charge of $2.1 million was recorded as deferred financing costs. Interest expense in the three and nine months ended September 30, 2017 included $0.2 million and $0.6 million, respectively, of amortized deferred financing costs. For additional information about the Hercules Loan Agreement, see Note 8 to the audited financial statements in the Annual Report.
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
The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. During the three and nine-month periods ended September 30, 2018, interest expense included $0.3 million and $0.7 million, respectively, of amortized deferred financing costs.
Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 9 - GRANT REVENUE

Cancer Research Grant Contract

During 2017, the Company entered into a Cancer Research Grant Contract (the “Agreement”) with CPRIT, pursuant to which CPRIT awarded a grant (the “Award”) of approximately $16.9 million to the Company to fund development of rivo-cel for hematologic cancer. The Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement. For additional information about the Agreement, see Note 9 to the audited financial statements in the Annual Report.

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the three and nine-month periods ended September 30, 2018, the Company recognized expenses and accrued revenue of $0.3 million and $0.8 million, respectively for work performed under the CPRIT grant.
NIH Grant
During 2013, the Company entered into a grant agreement with the National Institute of Health, or NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. The Company recorded grant revenue of $0.1 million in the nine months ended September 30, 2017. The grant expired on March 31, 2017.

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
At September 30, 2018, the Company had share-based awards outstanding under four share-based compensation plans, as follows:

2006 Stock Option Plan
The 2006 Stock Option Plan (the “2006 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2018, there were 96,293 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2006 Plan. The 2006 Plan was terminated by the Board in October 2014.
2011 Stock Option Plan
The 2011 Stock Option Plan (the “2011 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of September 30, 2018, there were 825,828 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2011 Plan. The 2011 Plan replaced the 2006 Plan. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.
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
The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 6,090,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. As of September 30, 2018, there were 5,166,174 outstanding awards, comprised of 4,021,312 options, 925,000 inducement option awards, 14,707 shares of restricted stock, 51,250 inducement restricted stock units and 153,905 restricted stock units outstanding. There were 1,900,685 shares available for issuance under the 2014 Plan at September 30, 2018.
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company’s common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. There were 13,779 and 19,204 shares purchased by the ESPP in the nine-month periods ended September 30, 2018 and 2017, respectively. There were no ESPP purchases in the three-month periods ended September 30, 2018 and 2017. As of September 30, 2018, there were 446,248 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Nine months ended September 30,
	2018	2017
	(amounts in thousands)
Deductions from employees	$168	$226
Share-based compensation expense recognized	$111	$183
Remaining share-based compensation expense	$285	$311

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Nine months ended September 30,
	2018	2017
Risk-free interest rate	2.63%	2.06%
Volatility	72.1%	71.7%
Expected life (years)	6.08	6.08
Expected dividend yield	—%	—%

Share-based compensation expense by classification for the nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development	$1,606	$1,802	$4,898	$4,870
General and administrative	2,070	1,861	5,956	5,347
Total	$3,676	$3,663	$10,854	$10,217
At September 30, 2018, total compensation cost not yet recognized was $17.6 million and the weighted-average period over which this amount is expected to be recognized is 2.46 years.
The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2018:

	Options and Inducement awards	Weighted- Average Exercise Price Per Share	(in years) Weighted- Average Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2017	5,286,472	$12.35	7.35	$7,223
Granted(2)	1,965,191	$7.83
Exercised	(837,392)	$3.58		$4,225
Forfeited	(545,838)	$16.27
Outstanding at September 30, 2018	5,868,433	$11.72	7.80	$1,794
Exercisable at September 30, 2018	2,929,150	$13.62	6.55	$1,658

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2017 and September 30, 2018.
(2) Includes 295,000 of inducement option awards granted in 2018.
The following table summarizes the stock award activity for all stock plans during the nine months ended September 30, 2018:

	Restricted Stock Awards and Units	Aggregate Intrinsic Value (1) (in thousands)
December 31, 2017(2)	140,663	$1,183
Granted(3)	161,250
Vested	(38,770)	$342
Forfeited	(43,281)
Outstanding at September 30, 2018	219,862	$1,354
(1) The aggregate intrinsic value is calculated as the fair value of restricted stock and restricted stock units at December 31, 2017 and September 30, 2018.
(2) At December 31, 2017, there were 29,413 shares of restricted common stock and 111,250 restricted stock units outstanding.
(3) Includes 40,000 of inducement restricted stock units granted during 2018.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Litigation
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess rivo-cel (rivogenlecleucel, formerly known as BPX-501) as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions.
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On October 3, 2018, the District Court granted the Company’s motion to stay the derivative cause of action until reinstated on motion of the parties.

NOTE 13 - SUBSEQUENT EVENTS

On October 5, 2018, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

The Company will pay Jefferies LLC a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse certain legal fees and disbursements and provide Jefferies LLC with customary indemnification and contribution rights. The Sales Agreement may be terminated by Jefferies LLC or the Company at any time upon notice to the other party.

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
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including chimeric antigen receptor T cell therapy, or CAR T, T cell receptors, or TCRs and hematopoietic stem cell transplantation, or HSCT. CAR T and TCR cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs, or TCRs which redirect the T cells against cancer cells. While high objective response rates have been reported in some hematological malignancies, serious and sometimes fatal toxicities have arisen in patients treated with CAR T cell therapies. These toxicities include instances in which the CAR T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which CAR T cells have attacked healthy organs. In each case, these toxicities have sometimes resulted in death. In solid tumors, where the behavior of CAR T cells is particularly unpredictable and efficacy results have been poor, researchers are developing enhanced CAR T cell approaches that raise even greater safety concerns. HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections or cancer recurrence due to the lack of an effective immune system following a transplant.
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

•
Rivo-cel (rivogenlecleucel, formerly known as BPX-501) is a CaspaCIDe product candidate designed as an adjunct polyclonal T cell therapy administered after allogeneic HSCT. Rivo-cel is designed to improve transplant outcomes by enhancing the recovery of the immune system following an HSCT procedure. Rivo-cel addresses the risk of infusing donor T cells by enabling the elimination of donor T cells through the activation of the CaspaCIDe safety switch if there is an emergence of uncontrolled GvHD.

The European Commission has granted orphan drug designations to rivo-cel for treatment in HSCT, and for activator agent rimiducid for the treatment of GvHD. Additionally, rivo-cel and rimiducid have received orphan drug status from the U.S. Food and Drug Administration, or the FDA, as a combination replacement T cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT.
Based on interactions with the European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of Marketing Authorisation Applications, or MAAs, for rivo-cel and rimiducid for pediatric patients with certain orphan inherited blood disorders or treatment-refractory hematological cancers. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical hematopoietic stem cell transplant setting. In place of a randomized trial, we are collecting data from the C-004 study, a concurrent observational study in pediatric patients receiving a matched unrelated donor hematopoietic stem cell transplant. We expect to report updated results from the BP-004 clinical trial in the fourth quarter of 2018 and to file MAAs for European marketing approvals in 2019.
We are currently planning a randomized, controlled global clinical trial for rivo-cel in adult patients with intermediate and high-risk acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS), as well as pediatric patients 12 years and older (US portion only). The trial will compare the primary endpoint of overall survival in patients receiving a haplo-transplant with rivo-cel versus the standard post-Cytoxan haplo-transplant regimen. We submitted and reviewed the protocol with the FDA during a Type C meeting and expect to initiate a trial by the end of 2018.

•
BPX-601 is a GoCAR-T product candidate containing our proprietary inducible MyD88/CD40, or iMC, activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. Preclinical data shows enhanced T cell proliferation, persistence and in vivo anti-tumor activity compared to traditional CAR T therapies. A Phase 1/2 clinical trial in patients with pancreatic, gastric, or prostate cancers expressing PSCA is ongoing and we expect to report initial data from this clinical trial in the fourth quarter of 2018.

•
BPX-701 is a CaspaCIDe-enabled natural high affinity TCR product candidate designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. The ongoing Phase 1/2 clinical trial for BPX-701 is in adult patients with relapsed AML/MDS, or uveal melanoma. Recruitment in this clinical trial has been slower than projected and we are working to address this by adding clinical trial sites. We expect to report initial data from this clinical trial in 2019.

•
BPX-602 and BPX-603 are dual-switch GoCAR-T product candidates containing both the iMC activation and CaspaCIDe safety switches. Both candidates have been nominated for advancement to IND applications. We expect to file INDs and initiate Phase 1 clinical trials for both programs in 2019.

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality, which are currently being used to produce rivo-cel, BPX-601 and BPX-701 for our clinical trials. We are leveraging this know how in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR T and TCR product candidates to create and develop first and best-in-class product candidates.

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
On August 6, 2018, we appointed Thierry Darcis, M.D., M.B.A. as General Manager of Europe. Dr. Darcis brings over 20 years of pharmaceutical industry experience spanning global marketing, product development and operations management. Dr. Darcis served as the Executive Vice President and General Manager, Europe of Zogenix, Inc., a clinical-stage company developing treatments for rare central nervous system (CNS) disorders. At Zogenix, he was responsible for establishing the company’s pre-commercial presence in Europe and heading the commercial operations for its lead product candidate. Previously, Dr. Darcis served as Vice President and General Manager of the EMEA Region for NPS Pharmaceuticals, Inc., where he was instrumental in the launch of its lead product in various markets, resulting in the successful acquisition of the company by Shire in 2015. Prior to that, he served as Vice President and General Manager of ViroPharma, as well as Director of several ViroPharma subsidiaries.

On October 5, 2018, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3.
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
CPRIT Grant
During 2017, we entered into a grant agreement with CPRIT whereby CPRIT awarded approximately $16.9 million to fund research of a cancer therapy involving rivo-cel. We received CPRIT funds of $4.2 million up front which was initially recorded as deferred revenue. From the inception of the CPRIT grant to date, we recognized $0.9 million of deferred revenue for expenses incurred under the CPRIT Grant. For additional information about the CPRIT grant, see Note 9 to the unaudited condensed consolidated financial statements included herein.
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

We expect our research and development expenses to increase over the next several years as we progress our business plan which includes conducting ongoing and new clinical trials for rivo-cel, BPX-601 and BPX-701, and advancing additional product candidates into clinical development, manufacturing registrational, clinical trial and preclinical study materials, expanding our research and development, process development and optimization efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and hiring additional personnel.
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
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, and the potential commercialization of our product candidates. Specifically, for our rivo-cel program, where we are planning to file MAAs for European marketing approvals in 2019, we expect to build out a focused European commercial team and invest in commercial and medical readiness activities which will increase our general and administrative expenses in future periods.
Income Taxes

We did not recognize any income tax expense during either of the nine-month periods ended September 30, 2018 or 2017.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
The following table sets forth our results of operations for the three and nine month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Total revenues	$292	$126	$166	$808	$254	$554
Operating expenses:
Research and development	16,413	18,101	(1,688)	51,361	51,355	6
License fees	139	151	(12)	319	849	(530)
General and administrative	6,968	4,579	2,389	18,027	15,992	2,035
Total operating expenses	23,520	22,831	689	69,707	68,196	1,511
Loss from operations	(23,228)	(22,705)	(523)	(68,899)	(67,942)	(957)
Other income (expense):
Interest income	492	284	208	1,196	788	408
Interest expense	(1,065)	(1,010)	(55)	(3,113)	(2,707)	(406)
Total other expense	(573)	(726)	153	(1,917)	(1,919)	2
Net loss	$(23,801)	$(23,431)	$(370)	$(70,816)	$(69,861)	$(955)

Grant Revenues
We recognized grant revenue of $0.3 million and $0.8 million, respectively in the three and nine month periods ended September 30, 2018, and $0.1 million in the three and nine months ended September 30, 2017 from the CPRIT grant. We recognized grant revenue of $0.2 million in the nine-month period ended September 30, 2017 from the NIH grant, which expired on March 31, 2017.

Research and Development Expenses
The following table presents our research and development expense by project/category for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
Product Candidates	2018	2017	Change	2018	2017	Change
Rivo-cel	$6,049	$9,559	$(3,510)	$21,404	$27,305	$(5,901)
BPX-601	865	454	411	2,019	1,571	448
BPX-701	774	323	451	2,017	1,481	536
General	8,725	7,765	960	25,921	20,998	4,923
Total	$16,413	$18,101	$(1,688)	$51,361	$51,355	$6
Research and development expenses in the three months ended September 30, 2018 decreased approximately $1.7 million, compared with the three months ended September 30, 2017. The decrease is primarily due to decreased research and development activity related to rivo-cel. Fewer patients were enrolled in our rivo-cel clinical trials in 2018 as a result of the FDA clinical hold that took effect in January 2018, and the completion of enrollment in our European BP-004 clinical trial.
Research and development expenses in the nine months ended September 30, 2018 were comparable with the nine month period ended September 30, 2017. Research and development activity related to rivo-cel decreased in the nine-months ended September 30, 2018 compared with the prior year as fewer patients were enrolled in our rivo-cel clinical trials in 2018 as a result of the FDA clinical hold that took effect in January 2018, and the completion of enrollment in our European BP-004 clinical trial. This decrease was offset primarily by the increase in general research and development activity primarily related to increased personnel costs and depreciation costs related to our manufacturing facility which was completed in early 2018.

License Fees
We incur license fees under the terms of our various license agreements for intellectual property. License fee expense declined $0.5 million in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. License fees in the three and nine months ended September 30, 2017 included milestone payments of $0.3 million and $0.5 million, respectively, arising upon the enrollment of the first patient into a clinical trial of BPX-601 and BPX-701. See “Contractual Obligations and Commitments” below and Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.
General and Administrative Expenses
General and administrative expenses increased $2.4 million and $2.0 million, respectively in the three and nine month periods ended September 30, 2018, compared to the same periods in 2017. The increase is primarily due to an increase in personnel costs, arising from severance costs related to former executive officers as well as increased commercialization activities.
Other Expense
Other expense consists of interest expense partially offset by interest income. Other expense remained flat during the nine month period ending September 30, 2018 compared to the same period in 2017. Other expenses decreased $0.2 million in the three month period ended September 30, 2018 compared with the same period in 2017 primarily due to increased interest income arising from the investment of proceeds of public offerings of our common stock in March 2017 and April 2018. See Note 8 for additional information about debt obligations. See Note 10 for additional information about the public offerings of our common stock.
Liquidity and Capital Resources
Sources of Liquidity

We are a clinical stage biopharmaceutical company with a limited operating history. To date, we have financed our operations primarily through equity and debt financings and grants. We have not generated any revenue from the sale of any products. As of September 30, 2018, and December 31, 2017, we had cash, cash equivalents, restricted cash and investment securities of $118.4 million and $106.5 million, respectively. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
On April 20, 2018, we completed an underwritten public offering of 9,200,000 shares of our common stock at a price of $7.50 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $64.7 million.
In August 2018, we filed a registration statement on Form S-3 for the offer and sale by the Company of its securities in one or more offerings for up to an aggregate maximum offering price of $150.0 million. The registration statement became effective August 23, 2018.
On October 5, 2018, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3.
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Net cash used in operating activities	$(54,381)	$(60,161)	$5,780
Net cash provided by investing activities	277	(1,301)	1,578
Net cash provided by financing activities	67,737	76,097	(8,360)
Net change in cash, cash equivalents, and restricted cash	$13,633	$14,635	$(1,002)

Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2018 was comprised of a net loss of $70.8 million, which included share-based compensation expense of $10.9 million, non-cash depreciation expense of $4.9 million, amortization of deferred financing costs of $0.7 million and other amortization costs of $0.1 million. Net cash used in operating activities also included the effect of changes in asset and liability accounts, including an increase of accounts receivable of $0.2 million, a decrease in prepaids and other assets of $0.2 million, a decrease in accounts payable of $1.4 million, an increase in accrued liabilities of $2.4 million and a decrease of $0.8 million in deferred revenue.
Net cash used in operating activities for the nine months ended September 30, 2017 was comprised of a net loss of $69.9 million, which included share-based compensation expense of $10.2 million, depreciation expense of $2.5 million and amortization of deferred financing costs of $0.6 million. Net cash used in operating activities also included an increase in prepaid expenses and other assets of $0.6 million, and a decrease in accounts payable and other liabilities of $3.0 million, primarily due to completion of the first phase of construction of our manufacturing facility.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018 was $0.3 million, consisting of the proceeds from sale of investment securities of $52.2 million, offset by purchases of investment securities totaling $50.6 million and the purchases of property and equipment of $1.3 million. Purchases of property and equipment declined $9.2 million, as we have completed the construction of our manufacturing facility.
Net cash used in investing activities for the nine months ended September 30, 2017 was $1.3 million, consisting of the proceeds from sale of investment securities of $45.5 million, offset by the purchase of investment securities of $36.3 million and the purchase of property and equipment of $10.5 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 was $67.7 million, which was derived from $64.7 million in net proceeds from our public offering in the second quarter and $3.1 million proceeds from the exercise of stock options and purchases of our common stock under the employee stock purchase plan.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $76.1 million, which was derived from $64.6 million in net proceeds from our public offering in the first quarter, borrowings on long-term debt of $10.0 million, proceeds from the exercise of stock options and proceeds from the issuance of our common stock under the employee stock purchase plan of $1.6 million, partially offset by the payment of debt issuance costs of $0.1 million.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of rivo-cel, BPX-601, BPX-701 or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates. This is due to the numerous risks and uncertainties associated with developing medical treatments, including, but not limited to, the uncertainty of:

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
Because all our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.
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
Outlook
Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and investment securities as of September 30, 2018 will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of rivo-cel, BPX-601 and BPX-701 and any other product candidates;

•
continue the research and development of our product candidates; seek to discover additional product candidates; seek regulatory approvals for our product candidates if they successfully complete clinical trials;

•	establish sales, marketing, market access and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;

•	build out European operations to support our product development and commercialization plans for rivo-cel and potentially other product candidates; and

•
enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

Contractual Obligations and Commitments

Our contractual obligations as of September 30, 2018 were as follows:

	(in thousands)
	Commitment	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
License agreements (1)	$81,719	$2,683	$1,314	$1,252	$76,470
Long-term debt obligations (2)	38,045	—	20,000	18,045	—
Operating lease agreements (3)	10,218	2,072	2,427	2,207	3,512
Research collaborations and sponsored research (4)	1,846	1,846	—	—	—
Manufacturing arrangements (5)	869	869	—	—	—
Manufacturing build-out (6)	445	445	—	—	—
Equipment capital lease agreements (7)	196	68	128	—	—
Total contractual obligations	$133,338	$7,983	$23,869	$21,504	$79,982

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital and meet our liquidity needs to fund operations. We also seek to generate competitive rates of return from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities that are of high credit quality based on ratings from commonly relied upon rating agencies. As of September 30, 2018, we had cash, cash equivalents, restricted cash and investment securities of $118.4 million. Our cash equivalents and investments in investment securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our cash is invested in accounts with market interest rates and because our cash equivalents and investments in investment securities are traded in active markets, we believe that our exposure to interest rate risk is not significant and estimate that an immediate and uniform 10% increase in market interest rates from levels as of September 30, 2018 would not have a material impact on the total fair value of our portfolio.

We sometimes contract for the conduct of clinical trials or other research and development and manufacturing activities with contract research organizations, clinical trial sites and contract manufacturers in Europe, and in the future potentially elsewhere outside of the United States. We may be subject to exposure to fluctuations in foreign currency exchange rates in connection with these agreements. If the average exchange rate between the currency of our payment obligations under any of these agreements and the U.S. dollar were to strengthen or weaken by 10% against the corresponding exchange rate as of September 30, 2018, we estimate that the impact on our financial position, results of operations and cash flows would not be material. We do not hedge our foreign currency exposures.

We have not used derivative financial instruments for speculation or trading purposes.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (our Principal Executive Officer) and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions.
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On October 3, 2018, the District Court granted the Company’s motion to stay the derivative cause of action until reinstated on motion of the parties.
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
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the three and nine months ended September 30, 2018, we reported a net loss of $23.8 million and $70.8 million, respectively. For the three and nine months ended September 30, 2017, we reported a net loss of $23.4 million and $69.9 million, respectively.
As of September 30, 2018, we had an accumulated deficit of $393.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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

We will require significant funding to complete the development and commercialization of rivo-cel and any of our other product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates and other research and development programs.
As of September 30, 2018, we had cash and cash equivalents of approximately $58.7 million and total investments in marketable securities of $59.7 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. We believe that cash and cash equivalents and investments in marketable securities of $118.4 million at September 30, 2018, including the net proceeds of $64.7 million from our April 2018 public offering of our common stock, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2019. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary CID technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed development of any products. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing requisite clinical trials through all phases of clinical development of rivo-cel and our other current product candidates;

•	seeking and obtaining marketing approvals for rivo-cel and any other product candidates that successfully complete clinical trials, if any;

•
launching and commercializing rivo-cel and other product candidates for which we obtain marketing approval, if any, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

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

Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the likelihood or timing for when we may receive regulatory approval of rivo-cel or any of our other current or future product candidates or when we will be able to achieve or maintain profitability, if ever. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain the regulatory approvals to market and sell one or more of our product candidates, we may never generate significant revenues from any commercial sales for several reasons, including because the market for our products may be smaller than we anticipate, or products may not be adopted by physicians and payors or because our products may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize one or more products, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected. In addition, our expenses could increase beyond expectations if we are required by the European Medicines Agency, or EMA, the FDA, or other foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate for rivo-cel and our other product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Further, if one or more of the product candidates that we independently develop is approved for commercial sale, we expect to incur significant costs associated with commercializing any such product candidates. Finally, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
CAR T and TCR cell therapies are novel and present significant challenges.*
CAR T and TCR product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, including:

•	obtaining regulatory approval, as the EMA, FDA and other regulatory authorities have limited experience with commercial development of T-cell therapies for cancer;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered T cells into the patient;

•	educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;

•	establishing sales, marketing, and market access upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and

•	the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.
Our inability to successfully develop CAR T and TCR cell therapies or develop processes related to the manufacture or commercialization of these therapies would adversely affect our business, results of operations and prospects.
The EMA and/or FDA may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.*
Our business and future success depends, in part, on our ability to obtain regulatory approval of and then successfully commercialize rivo-cel and our other clinical product candidates. All of our product candidates, including rivo-cel, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can expect to generate any revenue from product sales.

rivo-cel and our other product candidates could fail to receive regulatory approval for many reasons, including the following:

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
We plan to initially seek approval for rivo-cel and rimiducid from the EMA for the treatment of pediatric patients undergoing haploidentical (partial match) hematopoietic stem cell transplants, or HSCT, and to submit the MAAs, for this indication in 2019. While we expect that the European arm of our BP-004 trial could serve as the registrational trial for these MAAs, this clinical trial was not originally designed for that purpose. We cannot be certain that our preclinical and clinical trial package for the MAAs will be sufficient for approval of rivo-cel for multiple reasons including issues related to trial conduct and analysis; limitations of data available from pre-clinical and Phase ½ studies; or issues related to CMC efforts to date. We have sought to avoid or remediate potential issues but we cannot be sure that such efforts will be effective or sufficient. Further, we cannot assure you that the EMA or any other regulatory agency will agree that rivo-cel provides a clinically meaningful and differentiated therapeutic benefit or that the side effects experienced in our clinical trials yield an acceptable benefit/risk ratio in the opinion of the EMA or other regulatory agencies. If the MAAs for rivo-cel are deficient, we will incur additional expenses to address the deficiencies, which may require additional clinical trials, and the commercialization of rivo-cel will be delayed. This would adversely affect our business, results of operations and prospects.
We, or our institutional collaborators, are conducting and planning additional clinical trials of rivo-cel designed to support FDA approval of our therapy in other indications. In each case, we plan to conduct one clinical trial to support registration in that indication. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that a single Phase 3 clinical trial strategy is warranted given the limited alternatives for patients for which rivo-cel therapy is potentially beneficial, but the FDA may ultimately require more than one Phase 3 clinical trial and may limit clinical trial designs allowed to serve as a registration trial.
In addition, because rivo-cel is our most advanced product candidate, and because many of our other product candidates are based on similar technology, if rivo-cel encounters safety or efficacy problems, developmental delays, regulatory issues or other problems, our development plans and business for our other product candidates would be significantly harmed.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
Clinical testing is expensive, takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our product candidates are subject to the risks of failure inherent in biologic drug development. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in the target indication before we can obtain regulatory approvals for commercial sale. Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results and most product candidates that commence clinical trials are never approved as products. We expect there may be greater variability in results for cellular immunotherapy products processed and administered on a patient-by-patient basis like all our CID technology-based development and product candidates than for “off-the-shelf” products, like many drugs.
If any of our product candidates fail to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon our development of the product candidate, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.
Many of our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.*

We have begun enrolling patients in Phase 1 clinical trials of BPX-601 for the treatment of pancreatic, gastric, and prostate cancers and BPX-701 for the treatment of refractory or relapsed AML/MDS and uveal melanoma. We have not initiated clinical trials for any additional preclinical product candidates and we may not be able to commence clinical trials on the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-701 and our other preclinical programs may not be indicative of the results of clinical trials of these product candidates. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
We may not be successful in our efforts to use and expand our CID platform to build a pipeline of product candidates and develop marketable products.*
We believe that our CID platform, which serves as the foundation of our CaspaCIDe and GoCAR-T technologies, can be further leveraged to discover other novel technologies, therapeutic applications and market opportunities. For example, we are developing new molecular switches and dual-switch systems to provide greater control over cellular immunotherapy. We are at an early stage of development and our platform has not yet, and may never lead to, approved or marketable products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including for reasons related to their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
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
Any third parties conducting our clinical trials are and will not be our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.
Also, we are conducting multiple clinical trials in Europe and may plan additional testing of our technology and product candidates in other foreign jurisdictions. We currently have limited staffing and capabilities in foreign countries and may not be able to effectively resolve potential disputes with our independent investigators and collaborators.
If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

In particular, some of our clinical trials will look to enroll patients with characteristics which are found in a very small population, for example, patients with rare cancers with specific attributes that are targeted with our product candidates. Our clinical trials will compete with other companies' clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than enroll patients in any of our future clinical trials. Patients may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.
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
Rimiducid, rivo-cel and certain of our other CaspaCIDe product candidates are being used by third parties in clinical trials for which we are collaborating or in clinical trials which are completely independent of our development programs. We have little to no control over the conduct of those clinical trials. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive regulatory approval for any product candidate and a new and serious safety issue is identified in clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize our product.
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
Undesirable side effects observed in our clinical trials, whether or not they are caused by our product candidates, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. In addition, because the patients in our clinical trials are suffering from life-threatening diseases, are often suffering from multiple complicating conditions and, in the case of transplant patients, are in a position of extreme immune deficiency at the time that they receive our therapy, it may be difficult to accurately assess the relationship between our product candidates and adverse events experienced by very ill patients. For example, in January 2018, we announced that we had received notice from the FDA that a clinical hold had been placed on our U.S. clinical trials of rivo-cel following three cases of encephalopathy deemed as possibly related to rivo-cel. In April 2018, we announced that the FDA had lifted the clinical hold following consultation between us and the FDA and agreement on amendments to the study protocols, including guidance on monitoring and management of certain neurologic adverse events. The FDA or foreign regulatory authorities, including in Europe, could in the future take similar actions, which would harm our business. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies, including Adaptimmune, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Gilead, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology. Our most advanced product candidate, rivo-cel, is an adjunct therapy for HSCT with alternative donors that potentially provides improved outcomes by accelerating the reconstitution of the host immune system and addressing the safety risks of GvHD. Other companies are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V., MolMed S.p.A., and Dompe´ Farmaceutici S.p.A.. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition” under Part I of our Annual Report.
Rivo-cel and rimiducid have received orphan drug designation, but we may be unable to maintain or receive the benefits associated with orphan drug status, including market exclusivity.
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
The EMA has granted orphan drug designations to rivo-cel for treatment in HSCT, and for activator agent rimiducid for the treatment of GvHD. Additionally, rivo-cel and rimiducid have received orphan drug designation from the FDA, as a combination replacement T-cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT. However, in each case, exclusive marketing rights may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the EMA or FDA, as applicable, later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Although the respective designations may provide seven years of market exclusivity in the U.S. and 10 years of market exclusivity in Europe, the designations are subject to certain limited exceptions. Therefore, even though we have obtained orphan drug designation for certain indications, we may be unable to obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Chief Medical Officer and our Executive Vice President of Technical Operations. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
As our development and commercialization plans and strategies develop, including the preparations for a potential launch of rivo-cel in Europe, we expect to need additional managerial, medical, operational, sales, marketing, market access financial and other personnel. Future growth imposes significant added responsibilities on members of management, including:

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

There are a small number of individuals with experience in cell therapy and the competition for these individuals is high. Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities to devote a substantial amount of time to managing these growth activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. The services of independent organizations, advisors and consultants may not continue to be available to us on a timely basis when needed, and we may not be able to find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. We may not be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.
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
We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates, including rivo-cel. As a result, we may never be able to develop a commercially viable product. Because of the patient-specific nature of our manufacturing process, it is not amenable to traditional “scale up” to manufacture larger lots as is performed for traditional drugs and biological agents.
We have begun limited in-house manufacturing at our own manufacturing facility for supply of U.S. clinical product candidate requirements, and anticipated using this facility to meet US commercial cell therapy product requirements. This will require significant resources and expertise and we may fail to successfully complete or grow our manufacturing capabilities as planned, which could adversely affect our clinical trials and the commercial viability of our product candidates.*
We have completed the buildout of manufacturing space at our leased headquarters in Houston, Texas and have begun in-house clinical manufacturing. We also rely on outside vendors to manufacture clinical supplies and process intermediates to support our clinical trials. Internal manufacturing for clinical trial and future commercial use will rely upon finding personnel with appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to find these individuals, we may need to rely on external contractors longer than anticipated, and train additional personnel to fill the needed roles. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.
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
The manufacture of our product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in our manufacturing facilities, the manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. It is possible that stability or other issues relating to the manufacture of our product candidates could occur in the future.
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
We currently have no market access, marketing and sales organization and have no experience in marketing products. If we are unable to establish market access, marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.
We currently have no marketing, sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
If we are unable or decide not to establish internal sales, marketing, market access and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they may not have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

We may not be able to develop in-house market access, marketing, sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in Europe or the U.S.
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
We plan to seek regulatory approval of our product candidates, including rivo-cel, outside of the U.S. and, accordingly, we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*
We have not previously submitted an MAA or a BLA, to the EMA or FDA, or similar approval filings to other foreign authorities. An MAA/BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. In addition, the cell and gene therapy office of the FDA has limited experience with combination products that include a small molecule component. Approval of our product candidates, including rivo-cel, will require this FDA office to consult with another division of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by its Recombinant DNA Advisor Committee, or RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on clinical hold even if the RAC has provided a favorable review of the drug. For example, in January 2018 we announced that we had received notice from the FDA that a clinical hold had been placed on our U.S. clinical trials of rivo-cel following three cases of encephalopathy deemed as possibly related to rivo-cel. In April 2018, we announced that the FDA had lifted the clinical hold following consultation between us and the FDA and agreement on amendments to the study protocols, including guidance on monitoring and management of certain neurologic adverse events.
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

The EMA's, FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in Europe, the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
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
Market acceptance and sales of our product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our products will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our product candidates and/or payment to the physician for administering our product candidates. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies or lists of treatments for which third-party payors provide coverage and reimbursement. Third party payors may also have difficulty in determining the appropriate coverage of our product candidates, if approved, including rivo-cel, due to the fact that they are combination products that include a small molecule drug, rimiducid.
Third-party payors establish coverage and reimbursement policies for new products, including product candidates like rivo-cel and our other product candidates. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EEA and other significant or potentially significant markets for our product candidate, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in Canada and the EEA will put additional pressure on product pricing, coverage, reimbursement and utilization, which may adversely affect our product sales and results of operations. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
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
In the EU, the success of rivo-cel and our other product candidates, if approved, will depend largely on obtaining and maintaining government reimbursement, because in many European countries patients are unlikely to use therapies that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by 12 months or more. Reimbursement policies may adversely affect our ability to sell our products on a profitable basis. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control, and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Recently, many countries in the EEA have increased the amount of discounts required on pharmaceutical products and other therapies, and we expect these discounts to continue as countries attempt to manage healthcare expenditures, especially in light of current economic conditions. As a result of these pricing practices, it may become difficult to achieve profitability or expected rates of growth in revenue or results of operations. Any shortfalls in revenue could adversely affect our business, prospects, financial condition and results of operations.
Certain countries have a very difficult reimbursement environment and we may not obtain reimbursement or pricing approval, if required, in all countries where we expect to market a product, or we may obtain reimbursement approval at a level that would make marketing a product in certain countries not viable.
We expect to experience pricing pressures in connection with the sale of rivo-cel and rimiducid, if approved, and any other products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Due to the novel nature of our technology and the small size of our target patient populations, we face uncertainty related to pricing and reimbursement for these product candidates.*
Our target patient populations for rivo-cel and our other potential product candidates are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial and manufacturing infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates, for example, reimbursement for administration of our product candidates to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

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

Risks Related to Our Intellectual Property
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.*
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We license from Baylor College of Medicine, or Baylor, certain intellectual property related to methods for activating antigen presenting cells, to certain genetic constructs and to certain methods for inducing apoptosis. Baylor may terminate or modify our licenses in the event of a material breach by us that remains uncured following the date that is 90 days after written notice of such breach or upon certain insolvency events that remain uncured following the date that is 30 days following written notice of such insolvency event. In addition, we have funded certain of our ongoing clinical development and will fund certain of our future clinical development with funds from the State of Texas. The State of Texas may have rights to commercialize the results of those clinical trials if it determines that we have failed, after notice and an opportunity to cure, to use diligent and commercially reasonable efforts to commercialize or otherwise bring to practical application the results of the funded clinical trials. We are also dependent on our license agreements with Agensys, Inc. (a subsidiary of Astellas Pharma, Inc.) with respect to PSCA-targeted CARs, Leiden University with respect to certain TCRs and BioVec Pharma Inc. with respect to making retrovirus for all of our programs. The termination of any of these licenses could have a material adverse effect on our business.
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
Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.*
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform, new procedures including inter parties review and post grant review have been implemented. As stated above, this reform is untried and untested and will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.
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
For example, we are aware of a third-party patent having claims directed to chimeric DNA comprising DNA segments encoding (1) a single chain antibody domain and (2) transmembrane and cytoplasmic domains of an endogenous protein. Even though we have reason to believe that our product candidates are not covered by claims of this patent, an owner or licensee of the patent still might bring a patent infringement suit against us. If the patent is asserted against us, we may not prevail in defending against claims of infringement and/or challenging the validity of claims in the patent. We may not successfully develop alternative technologies or enter into an agreement by which we obtain rights to the patent. These rights, if necessary, may not be available on terms acceptable to us.
We are aware of third-party patents having claims that may be considered as being directed to single-chain antibody fragments that bind to PSCA and these patents may be considered relevant to BPX-601 and related technologies we are developing. We currently are evaluating whether or not we need to obtain rights to these patents under a license, and if it is determined that we need to obtain such rights, whether these rights can be obtained. We are also aware of third-party patent applications having claims that may be considered as being directed to cellular therapy constructs utilizing a heterodimer domain for activation of iC9. We are monitoring these applications and if they are granted with the claims as drafted they may be relevant to our potential dual-switch product candidates containing such a heterodimer activation domain.
Also, while we are aware there are other third-party patents having claims that may be considered relevant to technologies for which we are seeking, or plan to seek, regulatory approval, we believe those patents have a patent term that may expire prior to the time we expect to obtain regulatory approval for these technologies. The estimated expiration dates for those patents were determined according to information on the face pages of the patents, and certain factors that could influence patent term, such as patent term adjustment and patent term extension, for example, were not factored into these estimates. Accordingly, the estimated expiration dates of those patents may not be accurate and one or more of those patents may not expire before we obtain regulatory approval for an applicable technology. Owners or licensees of one or more of those patents may bring a patent infringement suit against us. If one or more of those patents are asserted against us, we may be able to assert a defense for a safe harbor to patent infringement under 35 U.S.C. 271(e)(1) if certain requirements are met. It is possible that (1) certain of these requirements may not be met, and/or (2) one or more of the third-party patents might expire after one or more of our technologies obtain regulatory approval, and consequently we may not successfully assert such a defense to patent infringement. If we are unsuccessful in asserting a defense under 35 U.S.C. 271(e)(1), it is possible we may not prevail in defending against claims of infringement and/or challenging the validity of claims in those patents. We may not successfully develop alternative technologies or enter into agreements by which we obtain rights to applicable patents. These rights, if necessary, may not be available on terms acceptable to us.
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

Risks Related to Ownership of our Common Stock
We are subject to securities litigation, which is expensive and could divert management attention.*
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action and motions were filed by putative class members for appointment as lead plaintiff and approval of lead counsel.  The District Court has yet to rule on the motions.
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On October 3, 2018, the District Court granted the Company’s motion to stay the derivative cause of action until reinstated on motion of the parties.
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

•	adverse results or delays in our ongoing or future clinical trials, including for rivo-cel;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our CID technology platform and our small molecule drug rimiducid;

•	adverse developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	our inability to maintain successful collaborations or to establish new collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of diseases and cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.
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
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.*
As of October 31, 2018, our executive officers, directors and 5% stockholders beneficially owned approximately 27.9% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company through 2019, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (a) December 31, 2019, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (c) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior September 30th, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts for rivo-cel, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. In addition, on October 5, 2018, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, shares of common stock with an aggregate offering price of up to $60.0 million. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Any such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

4.3(4)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(5)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1(6)+	Separation Agreement by and between Registrant and Alan Musso, dated July 13, 2018.

10.2(7)+	Retention Agreement by and between Registrant and Rosemary Williams, dated July 17, 2018.

10.3(8)+	Open Market Sale Agreement by and between Registrant and Jefferies LLC, dated October 5, 2018.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014.

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(4)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(5)	Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018.

(7)	Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the SEC on October 5, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: November 6, 2018	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: November 6, 2018	By:	/s/ Rosemary Y. Williams
Rosemary Y. Williams
Principal Accounting Officer