Form 10-K
period 2018-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2019-03-12
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Market as of June 30, 2018 was $217,815,748 *
As of March 1, 2019, there were 44,320,559 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2018.

*Excludes 13,831,891 shares of common stock held by directors and officers and by stockholders that the registrant concluded were affiliates of the Registrant as of June 30, 2018. Exclusion of such shares should not be construed to indicate that any such holder possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2018

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

•
our ability to obtain and maintain regulatory approval of rivo-cel and any other product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

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

ITEM 1.  Business
Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies by modulating T cell function via controllable molecular switches. We are focused on developing treatments for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.
We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including chimeric antigen receptor T cell therapy, or CAR-T and hematopoietic stem cell transplantation, or HSCT. CAR-T cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs. While high objective response rates have been reported in some hematological malignancies, CAR-T cells have shown limited clinical efficacy in solid tumors due to limited proliferation and persistence of these cells and to immune suppressive factors found in the tumor microenvironment. Patients treated with CAR-T cell therapies can have serious and sometimes fatal toxicities, which include instances in which the CAR-T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which CAR-T cells have attacked healthy organs. In each case, these toxicities have sometimes resulted in death.  HSCT, also known as bone marrow transplantation, has for decades been curative for many patients with hematological cancers or orphan inherited blood disorders. However, adoption of HSCT to date has been limited by the risks of transplant-related morbidity and mortality from graft-versus-host-disease, or GvHD, and the potential for serious infections or cancer recurrence due to the lack of an effective immune system following a transplant.
Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells. Each of our product candidates incorporates one or both of these switches, for enhanced, real time control of efficacy and safety:

•
Our iMC activation switch (also known as inducible MyD88/CD40) incorporated into our GoCAR-T™ product candidates is designed to enable control of the activation and proliferation of the T cells through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, reducing the dosage per infusion, or suspending further rimiducid administration.

•
Our CaspaCIDe™ safety switch (also known as inducible Caspase-9, or iC9) is incorporated into our rivo-cel product candidate, where it is inactive unless the patient experiences a serious side effect. In that event, a small molecule dimerizer (e.g., rimiducid or temsirolimus) is administered to induce Caspase-9 and eliminate a majority of the cells, with the goal of attenuating the therapy and resolving the serious side effect.

•
In addition, we have an active research effort to develop other advanced molecular switch approaches, including a “dual-switch” GoCAR-T that is designed to provide a user-controlled system for managing proliferation, persistence and safety of tumor antigen-specific CAR T cells by incorporating both our iMC and CaspaCIDe switches, respectively.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our clinical product candidates are described below.

•
Rivo-cel (rivogenlecleucel, formerly known as BPX-501) is a product candidate intended to improve HSCT outcomes in the treatment of hematologic malignancies, including leukemias, lymphomas, and inherited blood disorders. Rivo-cel, which contains our proprietary CaspaCIDe safety switch, is an allogeneic polyclonal T cell therapy that is designed to improve transplant outcomes following an HSCT procedure, including enhancing the recovery of the donor immune system, providing protection against infections, and in the case of malignancies, protection against disease relapse. In cases of severe or uncontrolled GvHD, which can occur as the primary risk of infusing donor T cells, elimination of a portion of the infused Rivo-cel product is possible through the activation of the CaspaCIDe safety switch.

The European Commission has granted orphan drug designations to rivo-cel for treatment in HSCT, and for activator agent rimiducid for the treatment of GvHD. Additionally, rivo-cel and rimiducid have received orphan drug status from the U.S. Food and Drug Administration, or the FDA, as a combination replacement T cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT.
Based on interactions with the European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of Marketing Authorisation Applications, or MAAs, for rivo-cel and rimiducid for pediatric patients with high-risk hematological cancers or certain orphan inherited blood disorders. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical HSCT setting. In place of a randomized trial, we are collecting data from the C/CP-004 study, a concurrent observational study in pediatric patients receiving a matched unrelated donor HSCT. In addition, based on recent EMA feedback we are also planning to compare our BP-004 results to similar patients registered in the European Bone Marrow Transplant (EBMT) registry. We expect to report top-line results from the BP-004 clinical trial in the second quarter of 2019 and to file MAAs for European marketing approvals in 2019.
We are currently conducting a pivotal randomized Phase 2/3 global clinical trial, called THRIVE, for rivo-cel in adult and adolescent patients 12 years and older with intermediate and high-risk acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS). The trial will compare the primary endpoint of overall survival in patients receiving a haplo-transplant with rivo-cel versus the standard post-transplant cyclophosphamide haplo-transplant regimen. We submitted and reviewed the protocol with the FDA during a Type C meeting and began screening patients for the trial in December of 2018.

•
BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic, gastric, or prostate cancers expressing PSCA is ongoing and we expect to report updated data from this clinical trial in 2019.

•
BPX-603 is a dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is Bellicum’s first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. We expect to submit an IND for BPX-603 and to initiate a clinical trial in 2019.

•
BPX-802 is a dual-switch GoCAR-T product candidate containing both the iMC and CaspaCIDe switches. BPX-802 is designed to target an antigen expressed in hematological malignancies. We expect to submit an IND for BPX-802 in late 2019.

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality, which are currently being used to produce rivo-cel and BPX-601 for our clinical trials. We are leveraging this know how in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR-T product candidates to create and develop first and best-in-class product candidates.
We have established in-house cell manufacturing and vector production capabilities at our headquarters facility in Houston, Texas. We completed the facility build-out in early 2018, and we expect that our facilities will meet our U.S. clinical trial and early commercialization requirements. For the European market, we plan to continue working with established contract manufacturers.

Pipeline

The following table summarizes our product candidate pipeline:

Cellular Immunotherapy
Cellular immunotherapy harnesses immune cells to attack and eliminate harmful diseased cells in the body. The immune system is the body’s defense network. It consists of a number of cells (leukocyte) and organs that, working together, recognize and respond to threats in the form of pathogens-modified or transformed cells. T cells are a type of white blood cell that recognize pathogens and can target and eliminate them upon full activation through the addition of appropriate co-stimulatory signals.
The following therapeutic applications of cellular immunotherapy have been primary areas of research and development by research institutes and biopharmaceutical companies, given their promise of effectively treating patients suffering from severe and life-threatening diseases.
Genetically Modified T-cell Therapy (CAR-T). This approach entails collecting a patient’s or donor’s T cells, genetically modifying them ex vivo, or outside of the body, to incorporate specific receptors which target cancer cells and then re-infusing the modified T cells into the patient. CARs are designed to target whole antigens on the surface of cancer cells. In early human clinical trials, CAR-T cell therapy has demonstrated an unprecedented ability to achieve durable complete responses in some leukemias and lymphomas, even in patients who have suffered multiple relapses.
HSCT. HSCT is the transplantation of stem cells and other immune cells derived from bone marrow, peripheral blood or umbilical cord blood. The transplantation may be autologous, using the patient’s own cells, or allogeneic, using a donor’s cells. HSCT is often the only curative option for a wide range of treatment-refractory hematological cancers, such as acute myeloid leukemia. HSCT is also used as a high-risk treatment for orphan inherited blood disorders, such as sickle-cell disease, beta-thalassemia and certain immune disorders.
Limitations of Current Cellular Immunotherapy Approaches.
Despite rapid advances in various approaches to cellular immunotherapy and the biopharmaceutical industry’s considerable investment in research and development, certain challenges have prevented these therapies from realizing their maximum potential. Some of these obstacles and issues are highlighted below:

Cellular Immunotherapy Approach		Safety Challenges		Efficacy Challenges
CAR T	●	Severe immune toxicity, e.g. Cytokine Release Syndrome (CRS)	●	Lack of efficacy in solid tumors
	●	Neurotoxicity	●	Limited long-term durability in hematological malignancies
	●	On-target/off-tumor autoimmune responses	●	Small number of validated tumor-specific antigens that can be targeted
	●	Requirement for hospitalization/intensive care management
Allogeneic HSCT	●	GvHD from donor T cells	●	Limited HLA-matched donor availability, and time to securing donor
	●	Infections due to immunodeficiency and prolonged immune suppression	●	GvHD management (e.g. corticosteroids, T cell depletion) increase risk of non-engraftment, disease relapse, and infection
Our Proprietary CID Technology Platform
Our proprietary CID technology platform is designed to address the challenges of current cellular immunotherapies. Cellular activities and functions, such as growth, activation, proliferation and cell death, are controlled by signaling cascades following aggregation of specific proteins. Our CID platform consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid or temsirolimus, instead of by natural upstream signals. Our current product candidates are based on either an “activation switch”, a “safety switch,” or a “dual switch” which contains both activation and safety switches. After rimiducid is administered, the “safety switch” is designed to lead to apoptosis, and the “activation switch” is designed to lead to proliferation, activation and enhanced persistence of immune cells. In “dual switch” product candidates, a modified form of the safety switch is triggered by the infusion of temsirolimus.
We incorporate the molecular switches in the appropriate immune cells and administer them to the patient. After the modified immune cells are inside the patient’s body, specific functions of these cells may be controlled by administration of small molecule ligands (rimiducid or temsirolimus) by intravenous infusion. The CID switch proteins have been designed to specifically bind to rimiducid or temsirolimus. Once introduced, these ligands couple, or aggregate, CID switch proteins together to create a cluster that triggers the signaling cascade. Aside from its impact on CID-modified immune cells bearing switch proteins, rimiducid is bioinert and has no other known effect on the body. In dual-switch applications, temsirolimus can be used to activate a safety switch, if severe, treatment-related toxicities occur.
Our proprietary CID-based product candidates depend on the following signaling molecules to trigger signaling cascades, resulting in different cell activities:

•
CaspaCIDe: Signaling Molecule for Apoptosis. CaspaCIDe is also known as inducible Caspase-9. Caspase-9 is the initiating enzyme in the apoptosis pathway. When activated, the dimerization of iCasp9 leads to rapid apoptosis of gene-modified T cells.

•
iMC: Signaling Molecules for Activation and Proliferation. iMC is also known as inducible MyD88 and CD40. Myeloid differentiation primary response gene, or MyD88, is a protein that has functions in cellular responses to stimuli such as stress, cytokines and bacteria or viruses. CD40 is a co-stimulatory protein found on antigen-presenting cells, such as dendritic cells and B cells and is required for their full activation. Activation of iMC in immune cells, such as T lymphocytes, provides inducible co-stimulation, leading to enhanced T cell survival and proliferation. In addition, activation of iMC causes T cells to secrete pro-inflammatory cytokines and chemokines, and to express co-stimulatory cell surface molecules to potentially modulate the tumor microenvironment and stimulate the patient’s own immune system.

Our Proprietary Switch Technologies
With the CID platform as the foundation, we have created different molecular switch technologies customized for specific cellular immunotherapy approaches and therapeutic indications.
CaspaCIDe
CaspaCIDe is our CID-based safety switch technology designed to eliminate cells in the event of toxicity. The CaspaCIDe switch consists of the CID-binding domain coupled to the signaling domain of Caspase-9, an enzyme that is an integral part of the apoptotic, cell death pathway. Infusion of rimiducid is designed to trigger dimerization and activation of this domain of Caspase-9, which in turn leads to selective apoptosis of the CaspaCIDe-expressing cells. Because CaspaCIDe is designed to be permanently incorporated into our cellular therapies, the safety switch has the potential to be available for use long after the initial therapy is delivered. Moreover, preclinical animal studies demonstrate the ability to modulate the elimination of cells containing CaspaCIDe by different rimiducid doses and schedules. This technology is applied to our rivo-cel product candidate.
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
Other cell elimination approaches described in the literature include gene modification of cells to express truncated epidermal growth factor receptor (tEGFR) or codon-optimized CD20. Administration of the monoclonal antibodies, cetuximab or rituximab, respectively, is intended to trigger complement-dependent cytotoxicity, or CDC, or antibody-dependent cellular cytotoxicity, or ADCC, mediated cell elimination. While CaspaCIDe eliminates cells via the apoptotic pathway, the body’s non-inflammatory mechanism for this important function, we believe a CDC-mediated mechanism may add to complications in patients already in an inflammatory crisis, such as seen with serious CRS after CAR-T cell therapy. Moreover, cetuximab and rituximab, both anti-cancer therapies that can have potentially serious side effects, are unlikely to be usable in a titratable manner. Lastly, these approaches have yet to demonstrate efficacy in clinical trials to control T cell-related toxicities.
CaspaCIDe has been evaluated in both preclinical and clinical studies, with additional clinical trials ongoing and planned.
GoCAR-T
Our GoCAR-T technology incorporates our proprietary iMC activation switch that activates CAR-T cells when triggered by both rimiducid and the targeted antigen expressed on the surface of the cancer cells. Current generation CAR-T cell constructs consist of a CD3-ζ domain and one or more co-stimulatory molecules that are both activated when a cancer antigen binds to the portion of the CAR on the surface of the engineered T cell. This reliance on antigen for activation of the CAR-T cell results in an unpredictable and inherently uncontrollable therapeutic effect. For example, CAR-T cells that target the CD19 receptor have been shown to proliferate in excess of 100,000-fold in some patients, ultimately comprising over 50% of circulating lymphocytes. Solid tumor CAR-T cells, on the other hand, often fail to proliferate or persist at all for more than a few days or weeks and have been largely ineffective. In each situation, the physician has no effective way to intervene to achieve greater consistency once the cells have been administered.
Our GoCAR-T technology is designed to change the current paradigm by placing our proprietary co-activation domain, MC, under rimiducid control. GoCAR-T cells are designed to only be fully activated when exposed to both the cancer cells and rimiducid. This separation is designed to control the degree of activation of the CAR-T cells through adjustments to the schedule of rimiducid administration, but still in a tumor-dependent manner. This technology is applied to our BPX-601 product candidate.
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
We believe these studies together provide proof-of-principle that GoCAR-T technology may allow rimiducid to modulate the therapeutic effect from initiation of treatment, turning CAR-T cell therapy from an uncontrollable, and largely unpredictable class into a more predictable therapy which can be adjusted, to the patient’s therapeutic window.
Dual Switch GoCAR-T
Our dual switch GoCAR-T technology incorporates both our iMC and iC9 switches. The iMC switch is activated by the administration of rimiducid and the iC9 switch has been reengineered to be activated by the administration of temsirolimus and resistant to rimiducid. This technology is applied to our BPX-603 and BPX-802 product candidates.
Our Product Candidates
Rivo-cel: Allogeneic Polyclonal T Cells Intended to Improve HSCT Outcomes in the Treatment of Leukemias, Lymphomas and Inherited Blood Disorders

Rivo-cel is a T cell therapy incorporating our CaspaCIDe safety switch intended to improve HSCT outcomes in the treatment of hematological malignancies and inherited blood disorders. Rivo-cel is designed to treat immunodeficiency following allogeneic HSCT, preventing morbidity and mortality due to disease relapse and infection. Rimiducid, when used in combination with rivo-cel, is designed to reduce morbidity and mortality due to GVHD caused by rivo-cel by activating CaspaCIDe and eliminating alloreactive rivo-cel cells.
The goal of our rivo-cel clinical program is to provide better overall transplant outcomes, faster immune recovery, lower rates of infection and lower rates of disease relapse than one would generally expect from an alternative allogeneic transplant procedure. We are currently conducting multiple clinical trials of rivo-cel. In November 2014, we initiated BP-004, a Phase 1/2 clinical trial in children with leukemias, lymphomas, or orphan inherited blood disorders, such as severe combined immunodeficiency, Wiskott-Aldrich Syndrome and beta thalassemia, all fatal or chronic life-long disorders for which HSCT is curative. The trial is being conducted in both European and U.S. pediatric transplant centers. The clinical trial is evaluating whether rivo-cel T cells from a haploidentical donor, typically the child’s mother or father, administered following an alpha-beta TCR T-depleted and B-cell depleted HSCT, are safe and can enhance immune reconstitution. We have reported initial outcomes from these ongoing clinical trials at several medical meetings.
Based on interactions with the European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of Marketing Authorisation Applications, or MAAs, for rivo-cel and rimiducid for pediatric patients with high-risk hematological cancers or certain orphan inherited blood disorders. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical hematopoietic stem cell transplant setting. In place of a randomized trial, we are collecting data from the C/CP-004 study, a concurrent observational study in pediatric patients receiving a matched unrelated donor hematopoietic stem cell transplant. In addition, based on recent EMA feedback we are also planning on comparing our BP-004 results to similar patients registered in the European Bone Marrow Transplant (EBMT) registry. We expect to report updated top-line results from the BP-004 clinical trial in the second quarter of 2019 and to file MAAs for European marketing approvals in 2019.
We are currently conducting a pivotal randomized global Phase 2/3 clinical trial, called THRIVE, for rivo-cel in adult and adolescent patients 12 years and older with intermediate and high-risk acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS). The trial will compare the primary endpoint of overall survival in patients receiving a haplo-transplant with rivo-cel versus the standard post-transplant cyclophosphamide haplo-transplant regimen. We submitted and reviewed the protocol with the FDA during a Type C meeting and initiated patient screening in the trial in December of 2018.
BPX-601: GoCAR-T Product Candidate for Solid Tumors
We are developing BPX-601, an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. PSCA is a cancer antigen expressed in several solid tumor indications, including pancreatic, gastric and prostate cancers. Pre-clinical data shows iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic, gastric, or prostate cancers expressing PSCA is ongoing and we expect to report updated data from this clinical trial in 2019
BPX-603: Dual Switch GoCAR-T Product Candidate for Solid Tumors
We are developing BPX-603, which is our first controllable dual-switch GoCAR-T product candidate and incorporates both the iMC activation switch and the Caspacide safety switch. BPX-603 is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. HER2 is a validated antigen for cancer therapies, and academic CAR-T cell clinical studies have shown evidence of antitumor activity. These academic CAR-T approaches targeting HER2 have been limited by modest clinical efficacy and off-tumor/on-target toxicity. Bellicum believes that its dual-switch GoCAR-T technology may be uniquely suited to improve upon these earlier efforts, by driving greater efficacy through iMC activation while enabling clinicians to manage any treatment-emergent toxicities with CaspaCIDe. Bellicum expects to submit an IND for BPX-603 and to initiate a clinical trial in 2019.
BPX-802: Dual Switch GoCAR-T Product Candidate for Liquid Tumors
We are developing BPX-802, a dual switch Go-CAR-T product candidate that contains our proprietary iMC and CaspaCIDe switches, which is designed to target an antigen expressed in hematological malignancies. We expect to submit an IND for BPX-802 in late 2019.

BPX-701: T cell receptor (TCR) Product Candidate for Liquid Tumors
BPX-701 is a TCR candidate that incorporates the CaspaCIDe safety switch and is designed to target malignant cells expressing the preferentially-expressed antigen in melanoma, or PRAME. A Phase 1 clinical trial, BP-011, is ongoing in refractory or relapsed acute myeloid leukemia (AML) and myelodysplastic syndromes (MDS).
Manufacturing, Processing and Delivering to Patients
We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality. We historically have worked with third-party contract manufacturers in both Europe and the U.S. to produce rivo-cel and BPX-601 for our clinical trials. In the first quarter of 2017, we completed the initial phase of the build-out of our in-house cell manufacturing and vector production capabilities in 30,400 square feet of leased space at our headquarters in Houston, Texas. This site was designed and constructed to satisfy both U.S. and European regulatory requirements. We began manufacturing clinical trial material from this site beginning in the first quarter of 2017 and completed the build-out of this facility in early 2018 and expect that it will meet our U.S. clinical trial and early commercialization requirements. For the European market, we plan to continue working with established contract manufacturers. We are leveraging the processes we have developed for rivo-cel and BPX-601 in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR-T product candidates to create and develop first and best-in-class product candidates.
Our product candidates require a combination of three critical components: (1) viral vectors with DNA content encoded for our proprietary switch proteins and co-stimulatory and other accessory molecules, (2) patient-specific donor T cells that are genetically modified by our viral vectors, and (3) the synthetic small molecule rimiducid, which activates the switch proteins. Each of these components requires a separate supply chain and shares the same regulatory requirements applicable for biological or chemical materials suitable for human use. Details on each of these components are described below:

•
Viral Vectors. We use gamma retrovirus to transduce our T cell-based product candidates. We believe that gamma retrovirus is optimal for T cell transduction given that it is an integrating vector that induces long-term gene expression, exhibits high transduction efficiency, has sufficient capacity for DNA content, and has been safely used in clinical trials. We are now able to manufacture viral vector in our Houston manufacturing facility.

•
Genetically Modified T Cells. We have designed and refined a proprietary process for cell engineering that has been improved from lab-based open procedures used in academic and research settings to a functionally closed system that is more appropriate for large-scale clinical trials and commercialization. Our systems are designed to be compliant with current guidelines and regulations for cell-based manufacturing in the U.S. and Europe and have been successfully implemented in our facility and transferred and implemented by our CMOs.

•
Synthetic Small Molecule. Rimiducid is a synthetic small molecule which has been rationally designed to trigger the proprietary switch proteins in our CID platform. We have separate third-party manufacturers for the active pharmaceutical ingredient, or API, and the finished drug product. Manufacturers of both the API and finished drug product are licensed to manufacture a variety of marketed drugs worldwide and have been selected based on their ability to provide supplies for our clinical trials and future commercialization.

We are focused on continuously refining our overall cell therapy process, manufacturing, processing and delivery to patients to be more efficient. Our current process cycles for our product candidates, from collection of white blood cells to infusion of the final product, can be completed in as little as four weeks and are customized to be complementary to the treatment procedure of interest in order to prevent delays or complications.
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
To our knowledge, our patent estate, on a worldwide basis, includes 180 issued patents, 22 of which are in the U.S., and 89 pending patent applications, 16 of which are in the U.S., which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license as of February 28, 2019. The provisional and pending patent applications and issued patents include composition of matter and method of use claims.

▪
We have internally developed technology disclosed in four pending utility patent applications in the U.S. and 24 pending foreign patent applications, and one pending PCT application which relate to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2036. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2036.

▪
Pursuant to our licenses from Baylor and Ariad, we have exclusive commercial rights to ten issued U.S. patents expiring in 2024 or later, 13 pending U.S. utility patent applications, nine issued foreign patents expiring in 2024 or later and 14 pending patent applications in foreign jurisdictions that relate to our GoCAR-T, rivo-cel and certain of our other technologies. If U.S. patents issue from the currently pending U.S. patent applications, the estimated expiration date of the last to expire patent is 2031. If patents from the currently pending patent applications are issued in foreign jurisdictions, the estimated expiration dates range from 2024 to 2029.

▪	Pursuant to our license agreement with Agensys and Leiden we have exclusive commercial rights for technology to target certain cancer-specific antigens.
Composition of matter patent coverage on rimiducid has expired. However, we believe that additional barriers to entry exist for a competitor attempting to use rimiducid. This is significant because, if true, then potential competitors will not be able to use the abbreviated new drug application pathway for approval of rimiducid. With respect to our investigational products, the FDA has assigned combination product status to rivo-cel, and we plan to submit a Biologics License Application, or BLA, for the combination product. We believe that this will be the case for each future product candidate of ours that incorporates rimiducid. If our investigational products incorporating rimiducid receive FDA approval through BLAs, then the FDA would not approve any biosimilar of these combination products until at least 12 years from the date that we receive FDA approval. Additionally, although ‘biosimilar’ provisions exist for products approved through BLAs, it is not clear if the FDA will permit the biosimilar route to be used for complex biological products such as our investigational products.
In Europe, rivo-cel and rimiducid have both been designated orphan medicinal products and are intended for use in a pediatric population. As a result, under the EU Orphan Drug Regulation, each product is eligible for twelve years of market exclusivity, during which the EMA will not approve another application for a marketing authorization for the same indication with respect to a similar medicinal product.
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
Collaboration Agreement - OPBG
In October 2016, we entered into a collaboration agreement with Ospedale Pediatrico Bambino Gesù, (“OPBG”), or the OPBG Agreement, pursuant to which we and OPBG agreed to collaborate on research projects and early stage clinical trials for the design and development of various T cell immunotherapies, or the OPBG Research.
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
The term of the OPBG Agreement expired on December 31, 2018. To date, we have not entered into the contemplated separate agreements to continue development of the CD19 and GD2 targeted constructs.
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
Grant Agreements
Grant Agreements with Cancer Prevention and Research Institute of Texas
In July 2011, we entered into a Cancer Research Grant Contract, or the First Grant Contract, with the Cancer Prevention and Research Institute of Texas, or CPRIT, under which CPRIT awarded a grant not to exceed approximately $5.7 million to be used for the execution of defined clinical development of rivo-cel. To date, we have received approximately $4.9 million under the grant. The Grant Contract terminated on June 30, 2014, but obligations exist as to licensing, royalty payments, and indemnification provisions.
In November 2016, we announced that the Company received notice of a product development award totaling approximately $16.9 million from CPRIT, the terms of which have been formalized in a contract. The CPRIT award is expected to fund a portion of a three-year global clinical program comprising clinical trials for adult and pediatric patients with high-risk and intermediate-risk AML, and potentially other hematologic cancers. The proposed studies are designed to evaluate the benefit of rivo-cel and rimiducid in the context of in vivo and ex vivo T cell depleted haploidentical HSCT. The CPRIT oversight committee met in February 2017 and agreed to move forward with the proposed terms of the grant agreement, and a second grant, or the Second Grant Contract was entered into in August 2017. Additionally, the First Grant Contract was amended in order to align revenue sharing terms, discussed below, with the Second Grant Contract. We are currently conducting a pivotal randomized Phase 2/3 clinical trial (THRIVE) supported in part by the CPRIT funding
Pursuant to the terms of each of the Grant Contracts, we grant to CPRIT a non-exclusive, irrevocable, royalty-free, perpetual, worldwide license to any technology and intellectual property resulting from the grant-funded activities and any other intellectual property that is owned by us and necessary for the exploitation of the technology and intellectual property resulting from the grant-funded activities, or the Project Results, for and on behalf of CPRIT and other governmental entities and agencies of the State of Texas and private or independent institutions of higher education located in Texas for education, research and other non-commercial purposes only. The terms of each of the Grant Contracts require that we pay tiered royalties in the low- to mid-single digit percentages on revenues from sales and licenses of products or services that are based upon, utilize, are developed from or materially incorporate Project Results. Such royalties reduce to less than one percent after a mid-single-digit multiple of the grant funds have been repaid to CPRIT in royalties. Such royalties are payable for so long as we have marketing exclusivity or patents covering the applicable product or service (or twelve years from first commercial sale of such product or service in certain countries if there is no such exclusivity or patent protection).

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
Our rivo-cel product candidate is designed to improve HSCT outcomes by addressing risks of disease relapse, infections and GVHD control. The current standard-of-care that addresses some of the safety challenges associated with HSCT, primarily GvHD, is high-dose steroids. We are aware of other companies that are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V., MolMed S.p.A., and Gamida Cell Ltd.
T-cell based treatments for cancer, such as CAR T and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. BPX-601 may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Cell Medica Limited, GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Kiadis Pharma B.V., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., Novartis AG, Poseida Therapeutics, Precision Biosciences, Inc. ., Unum Therapeutics, and Ziopharm Oncology.
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
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the progress of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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
Federal law requires that we register all of our clinical trials on a publicly accessible website, and accordingly we disclose information on our clinical trials on www.clinicaltrials.gov. We must also provide results information for most of our clinical trials, other than Phase 1 clinical trials.
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
Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for approved biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.
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
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require HCT/P establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To maintain compliance with CGMPs, GTPs, and GCPs, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

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
Breakthrough Therapy Designation is intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation requires preliminary clinical evidence that may demonstrate substantial improvement on a clinically significant endpoint over available therapies. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance, organizational commitment, and other potential actions to expedite review. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such product. Even if a Breakthrough Therapy Designation is granted, it may be rescinded if the product no longer meets the qualifying criteria.
Where applicable, we plan to request Fast Track and Breakthrough Therapy Designation for our product candidates, including rivo-cel BPX-601, and BPX-603. Even if we receive one or both of these designations for our product candidates, the FDA may later decide that product candidates no longer meet the conditions for Fast Track or Breakthrough Therapy Designation and withdraw such designations. These designations do not change the standards for approval or guarantee that any designated product will be approved by the FDA
Post-Approval Requirements
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
Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. Legislation enacted in 2017 (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to replace elements of the PPACA.
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
European Marketing Authorizations
In order to market a new medicinal product in the European Union, a company must submit and obtain approval from regulators of a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.
The centralized procedure results in a single marketing authorization, or MA, granted by the European Commission that is valid across the EEA (i.e., the European Union as well as Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated orphan medicines and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases. Therefore, the centralized procedure would be mandatory for the products we are developing.
Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this is opinion favorable, the Commission may then adopt a decision to grant an MA. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days. This is usually when the product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation.
The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•
the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

•
the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•
the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.
Named Patient Programmes (NPPs)
Many jurisdictions allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional early access programs, and some countries may provide reimbursement for drugs provided in the context of such programs. In the European Union, the legal basis for early access programs, also referred to as named-patient and compassionate use programs, is set out in the E.U. legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to early access programs have been adopted and implemented by the E.U. member states in their national laws. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for NPPs must generally be obtained from national competent authorities, which might not grant such authorization.
Employees
As of December 31, 2018, we had 173 employees, all of whom were full-time, 143 of whom were engaged in research and development activities and 30 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2018 and 2017, we reported a net loss of $98.0 million and $91.8 million, respectively.
As of December 31, 2018, we had an accumulated deficit of $420.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
We will require significant funding to complete the development and commercialization of our product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates and other research and development programs.
As of December 31, 2018, we had cash and cash equivalents of approximately $48.7 million and total investments in marketable securities of $49.3 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash and cash equivalents and investments in marketable securities, or a total of $98.0 million, may not be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate.
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
We plan to initially seek approval for rivo-cel and rimiducid from the EMA for the treatment of pediatric patients undergoing haploidentical (partial match) hematopoietic stem cell transplants, or HSCT, and to submit the MAAs for this indication in 2019. While we expect that the European arm of our BP-004 trial could serve as the registrational trial for these MAAs, this clinical trial was not originally designed for that purpose. We cannot be certain that our preclinical and clinical trial package for the MAAs will be sufficient for approval of rivo-cel for multiple reasons including issues related to trial conduct and analysis; limitations of data available from pre-clinical and Phase 1/2 studies; or issues related to CMC efforts to date. We have sought to avoid or remediate potential issues but we cannot be sure that such efforts will be effective or sufficient. Further, we cannot assure you that the EMA or any other regulatory agency will agree that rivo-cel provides a clinically meaningful and differentiated therapeutic benefit or that the side effects experienced in our clinical trials yield an acceptable benefit/risk ratio in the opinion of the EMA or other regulatory agencies. If the MAAs for rivo-cel are deficient, we will incur additional expense to address the deficiencies, which may require additional clinical trials, and the commercialization of rivo-cel will be delayed. This would adversely affect our business, results of operations and prospects.
We are currently conducting a pivotal randomized Phase 2/3 global clinical trial, called THRIVE, for rivo-cel in adult and adolescent patients 12 years and older with intermediate and high-risk AML or MDS. This trial is intended to provide the basis for approval of rivo-cel in the U.S. and expansion of the label in Europe. However, the general approach for FDA approval of a new biologic or drug is to require dispositive data from two adequate and well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that a single Phase 3 clinical trial strategy is warranted given the limited alternatives for patients for whom rivo-cel therapy is potentially beneficial, but the FDA may ultimately require more than one Phase 3 clinical trial and may limit clinical trial designs allowed to serve as a registration trial.
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
Rimiducid and rivo-cel are being used by third parties in clinical trials for which we are collaborating or in clinical trials which are completely independent of our development programs. We have little to no control over the conduct of those clinical trials. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive regulatory approval for any product candidate and a new and serious safety issue is identified in clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize our product.
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
Specifically, genetically engineering T cells faces significant competition from multiple companies, including
Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Cell Medica Limited, GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Kiadis Pharma B.V., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., Novartis AG, Poseida Therapeutics, Precision Biosciences, Inc., Unum Therapeutics, and Ziopharm Oncology.
Our rivo-cel product candidate is designed to improve HSCT outcomes by addressing risks of disease relapse, infections and GVHD control. Other companies are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V., MolMed S.p.A., and Gamida Cell Ltd. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business-Competition” under Part I of our Annual Report.
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
The EMA has granted orphan drug designations to rivo-cel for treatment following HSCT, and for the activator agent, rimiducid for the treatment of GvHD. Additionally, rivo-cel and rimiducid have received orphan drug designation from the FDA, as a combination replacement T-cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT. However, in each case, exclusive marketing rights may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the EMA or FDA, as applicable, later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Although the respective designations may provide seven years of market exclusivity in the U.S. and ten years of market exclusivity in Europe, the designations are subject to certain limited exceptions. Therefore, even though we have obtained orphan drug designation for certain indications, we may be unable to obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units or (RSUs) that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.
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
If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under our credit agreement may be calculated using another reference rate.
In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR.  U.S. dollar LIBOR is used as a benchmark rate in our credit agreement with Oxford Finance LLC, and such credit agreement does not provide fallback language for all circumstances in which U.S. dollar LIBOR ceases to be published. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including our credit agreement with Oxford Finance LLC, or difficult and costly processes to amend such documentation.  As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.
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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
The United Kingdom is currently negotiating the terms of its exit from the European Union, often referred to as “Brexit, which is scheduled for March 29, 2019. In November 2018, the United Kingdom and the European Union agreed upon a draft withdrawal agreement, including a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade agreement to be agreed. On January 15, 2019, the withdrawal agreement was rejected by the U.K. Parliament, creating significant uncertainty about the terms under which the United Kingdom will leave the European Union. If no agreement can be reached and the United Kingdom leaves the European Union with no agreement, there will be a period of considerable uncertainty, particularly with respect to the free movement of goods, services, people, data and capital between the United Kingdom and the European Union. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit. Examples of the impact Brexit could have on our business, financial condition or results of operations include:

•
regulatory uncertainty, notably United Kingdom legal entities (like our subsidiary Bellicum Pharma Limited) will no longer be eligible to apply for or hold centralized drug applications such as orphan drug designations and Marketing Authorization Applications;

•
legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws and directives to replace or replicate, or where previously implemented by enactment of United Kingdom laws or regulations, to retain, amend or repeal; and

various geopolitical forces that may impact the global economy and our business, including, for example, other E.U. member states in which we have operations proposing referendums to, or electing to, exit the European Union.
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
We have completed the buildout of manufacturing space at our leased headquarters in Houston, Texas and have begun in-house clinical supply manufacturing. We also rely on outside vendors to manufacture clinical supplies and process intermediates to support our clinical trials. Internal manufacturing for clinical trial and future commercial use will rely upon finding personnel with appropriate background and training to staff and operate the facility on a daily basis. Should we be unable to find these individuals, we may need to rely on external contractors longer than anticipated, and train additional personnel to fill the needed roles. There are a small number of individuals with experience in cell therapy and the competition for these individuals is high.
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
We currently have a limited commercial organization and as a company have no experience in marketing cell therapy products. If we are unable to enhance our market access, marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.
We have established a European subsidiary, Bellicum Pharma Limited, that is focused on preparations for potential commercialization of rivo-cel in Europe. We have hired an experienced General Manager with commercial and operational experience and are hiring additional professionals experienced in market access, marketing and sales of pharmaceutical and biotechnology products. This team has very little experience in commercializing cell therapy products such as rivo-cel and the Company has never successfully commercialized any product candidate. We intend to expand and enhance our in-house marketing organization and plan to recruit a sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and marketing, sales and other commercial personnel.
If we are unable or decide not to expand our internal sales, marketing, market access and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they may not have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.
We may not be able to expand our in-house market access, marketing, sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in Europe or the U.S.

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

•
foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects. Additionally, Brexit could lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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
Comprehensive tax reform could adversely affect our business and financial condition.
On December 22, 2017, the president of the United States signed into law the Tax Cuts and Jobs Ac which significantly revises the Internal Revenue Code of 1986, as amended.  The Tax Cuts and Jobs Ac, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act  The impact of the Tax Cuts and Jobs Act on holders of our securities is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had aggregate U.S. and U.K. net operating loss carryforwards of approximately $303.0 million and $2.4 million, respectively, and aggregate U.S. federal and Texas state research and development credits of approximately $8.9 million and $4.7 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced one or more ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
We have not previously submitted an MAA or a BLA to the EMA or FDA, or similar approval filings to other foreign authorities. An MAA/BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. In addition, the cell and gene therapy office of the FDA has limited experience with combination products that include a small molecule component. Approval of our product candidates, including rivo-cel, will require this FDA office to consult with another division of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it becomes effective on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If repeated or prolonged government shutdowns occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
The District Court conducted a status hearing on February 21, 2019 to hear arguments on competing motions from putative class members for appointment as lead plaintiff. The Court has yet to rule on the motions.

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
As of March 1, 2019, our executive officers, directors and 5% stockholders beneficially owned approximately 29.7% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
We are an emerging growth company and a smaller reporting company and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.
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
We expect to continue to take advantage of some, but not all, of the available exemptions. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, or SRC, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation.  We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have over $100 million in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
A severe or prolonged economic downturn could result in a variety of risks to our business, including reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our relationships with our contractors and potential collaboration partners. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
In addition, Brexit has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our financial condition.

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
The District Court conducted a status hearing on February 21, 2019 to hear arguments on competing motions from putative class members for appointment as lead plaintiff. The Court has yet to rule on the motions.

ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Market on December 18, 2014 under the symbol “BLCM.” Prior to such time, there was no public market for our common stock.
Holders of Record
As of March 1, 2019, there were approximately 17 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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
Recent Sales of Unregistered Securities
None.

ITEM 6.  Selected Financial Data
As a smaller reporting company, we are not required to provide certain information typically disclosed under this item.
The following selected financial data should be read in conjunction with our audited financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Annual Report. Amounts are in thousands, except share and per share data.
We derived the statements of operations data for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included in this annual report. Our historical results for any prior period are not necessarily indicative of the results to be expected for any future period. You should read the notes to our financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2018	2017
	(in thousands, except share and per share data)
Statement of Operations:
Grant revenues	$1,120	$185
Operating expenses:
Research and development	71,152	65,663
License fees	436	864
General and administrative	24,998	21,045
Total operating expenses	96,586	87,572
Loss from operations	(95,466)	(87,387)
Interest income	1,639	1,055
Interest expense	(4,199)	(3,672)
Gain/(loss) on disposal of assets	(10)	11
Loss on extinguishment of debt	—	(1,786)
Net loss	$(98,036)	$(91,779)
Basic and diluted net loss per share	$(2.44)	$(2.89)
Weighted average common shares outstanding— basic and diluted	40,230,580	31,714,164

	As of December 31,
	2018	2017
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and investment securities	$97,972	$106,454
Working capital	79,491	89,494
Total assets	121,501	135,528
Capital lease obligation, net of current portion	91	131
Long-term debt, net of current portion	35,832	34,946
Accumulated deficit	(420,548)	(322,512)
Total stockholders’ equity	68,478	84,648

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

Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies by modulating T cell function via controllable molecular switches. We are focused on developing treatments for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies. For additional information about our business, and candidate development programs, see the discussions contained within “Item 1. Business” in this Annual Report.

Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
The following table sets forth our results of operations for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	Change
	(in thousands)
Grant revenues	$1,120	$185	$935
Operating expenses:
Research and development	71,152	65,663	5,489
License fees	436	864	(428)
General and administrative	24,998	21,045	3,953
Total operating expenses	96,586	87,572	9,014
Loss from operations	(95,466)	(87,387)	(8,079)
Other income (expense):
Interest income	1,639	1,055	584
Interest expense	(4,199)	(3,672)	(527)
Gain/(loss) on disposition of fixed assets	(10)	11	(21)
Loss on extinguishment of debt	—	(1,786)	1,786
Total other income (expense)	(2,570)	(4,392)	1,822
Net loss	$(98,036)	$(91,779)	$(6,257)
Grant Revenues
We received revenue from one grant in 2018 and two grants in 2017. For additional information about grants that we have received, see Note 9 to the audited financial statements contained within "Item 8 - Financial Statements and Supplementary Data" in this Annual Report.

CPRIT Grant
On August 9, 2017, we entered into a grant agreement with the Cancer Prevention and Research Institute of Texas, or CPRIT, whereby CPRIT awarded approximately $16.9 million to fund research of a cancer therapy involving rivo-cel. In 2017 we received CPRIT funds of $4.2 million up front which was initially recorded as deferred revenue and is included in restricted cash on our balance sheet.   From the inception of the CPRIT grant to date, we recognized $1.1 million of deferred revenue for expenses incurred under the CPRIT grant, of which we recognized approximately $1.1 million and $0.1 million in 2018 and 2017, respectively.
NIH Grant
During 2013, we entered into a grant agreement with the NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. Grant money was not received until expenses for the program were incurred. We were awarded approximately $1.4 million through the grant expiration on March 31, 2017. Grant revenues include approximately $0.1 million received from the NIH grant in 2017.
Research and Development Expenses
Research and development expenses increased $5.5 million in the year ended December 31, 2018, compared with the year ended December 31, 2017. The overall increase was due to increases in costs related to our GoCAR-T program of $3.0 million, increases in general research and development expenses of $6.5 million, and a decrease in expenditures related to rivo-cel of $4.0 million.
We increased our investment in our GoCAR-T program in 2018. Expenses related to BPX-601 increased in 2018, compared with 2017. During 2018, we began enrollment of patients in our BPX-601 clinical trial, whereas in 2017 expenses related to BPX-601 were primarily related to the startup costs of the clinical trial, along with pre-clinical studies and process development activities. Expenses related to BPX-603 and BPX-802 increased in 2018 compared with 2017, primarily due to expenses related to pre-clinical studies, process development activities and regulatory activities in preparation of future IND applications.
Expenses related to rivo-cel decreased $4.0 million in 2018 compared with 2017. The decrease is primarily due to reduced patient treatment costs and product manufacturing costs as a result of reduced patient enrollment in 2018.
General research and development expenses increased $6.5 million in 2018 compared with 2017. The increase is primarily comprised of increases in non-cash charges for depreciation and share-based compensation and increased personnel costs.
License fees
License fees were $0.4 million for the year ended December 31, 2018, compared to $0.9 million of license fees in the same period of 2017. Year 2017 license fee expense reflected the achievement of clinical milestones for BPX-601 and BPX-701.
General and Administrative Expenses
General and administrative expenses were $25.0 million and $21.0 million for the years ended December 31, 2018 and 2017, respectively. The increase of $4.0 million in 2018 was primarily due to our overall growth, including an increase in personnel related costs, primarily due to hiring additional employees and severance costs, higher facility costs and increased legal, accounting and travel expenses.
Other Expense
Other expense was $2.6 million and $4.4 million in the years ended December 31, 2018 and 2017, respectively. The decrease of $1.8 million is primarily due to the $1.8 million loss on the extinguishment of debt resulting from the refinance of our previous loan from Hercules with our new loan from Oxford recorded in 2017. See Note 8 to the audited financial statements, included in this annual report, for additional information about long-term debt.
Liquidity and Capital Resources
Going Concern and Management’s Plans
We are a clinical stage biopharmaceutical company with a limited operating history. We have not generated any revenue from the sale of any products. To date, we have financed our operations primarily through equity and debt financings and grants. Our ability to continue as a going concern is dependent upon our ability to obtain additional funding to continue our operations. Based on our research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash, cash equivalents and investment securities of $98.0 million as of December 31, 2018 will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. To continue as a going concern, we may postpone or eliminate some of our research and development programs and reduce our administrative costs. We may also intend to seek additional funding including, but not limited to any or all of the following potential sources:
In August 2018, we filed a registration statement on Form S-3 for the offer and sale by the Company of its securities in one or more offerings for up to an aggregate maximum offering price of $150.0 million. The registration statement became effective August 23, 2018. We intend to obtain additional funding through the sale of our securities in one or more offerings, however we cannot assure you that we will be able to do so on favorable terms. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.
On October 5, 2018, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3.
We may also consider new collaborations or selectively partnering our technology. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us.
Funding Requirements
Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs.
The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of rivo-cel, our GoCAR-T program or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates.
Cash Flows
The following table sets forth a summary of our cash flows for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(74,782)	$(72,984)
Net cash provided by (used in) investing activities	10,410	(3,253)
Net cash provided by financing activities	68,109	78,486
Effect of changes in foreign currency exchange rates on cash	(98)	—
Net cash inflow	$3,639	$2,249
Operating Activities
Net cash used in operating activities in the year ended December 31, 2018 was primarily comprised of operating expenses of $76.1 million, after excluding non-cash charges for share-based compensation and depreciation of $20.5 million. Other cash used in operating activities included cash interest payments of $3 million. Investment income and fluctuations in net working capital of $4.3 million partially offset cash used in operating activities.
Net cash used in operating activities of $73.0 million for the year ended December 31, 2017, was primarily comprised of operating expenses of $70.4 million, after excluding non-cash charges for share-based compensation and depreciation of $17.1 million. Other cash used in operating activities included cash interest payments of $3.0 million. Investment income and fluctuations in net working capital of $0.4 million partially offset cash used in operating activities.

Investing Activities
Net cash provided by investing activities in the year ended December 31, 2018 was $10.4 million. We reduced our investment in marketable securities $12.0 million to fund our operations and used $1.6 million to purchase property and equipment.
Net cash used in investing activities for the year ended December 31, 2017 was $3.3 million. During 2017 we reduced our investment in marketable securities $8.8 million to fund our operations and used $12.1 million to purchase property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2018 was $68.1 million, which was primarily derived from proceeds of $64.6 million received from public stock offering net of offering costs, proceeds of $3.3 million received from the exercise of stock options and proceeds of $0.2 million received from ESPP purchases.
Net cash provided by financing activities for the year ended December 31, 2017 was $78.5 million, which was primarily derived from proceeds of $64.7 million received from public stock offering net of offering costs, proceeds of $1.5 million received from the exercise of stock options, proceeds of $0.3 million received from ESPP purchases, proceeds of $45.0 million received from borrowings on long-term debt, offset by repayment of $32.7 million on debt and $0.2 million of debt issuance costs.

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
In the future, we may generate revenue from a combination of product sales, government or other third-party grants, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected. See discussion of “Collaboration Agreements” in Note 3 to the audited financial statements included in this Annual Report.
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
Share-Based Compensation
We account for share-based compensation by calculating the fair value of equity awards on the date of grant. We calculate the fair value of stock options using the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Restricted stock is measured based on the fair market value of the underlying stock on the date of grant. If the awards are classified as liability awards, the fair value is remeasured at each reporting date and the compensation expense is adjusted accordingly. Additionally, we apply a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjust the expense as these awards vest. All of our current equity awards are service based awards and the share-based compensation cost is being recognized over the requisite service period of the awards on a straight-line basis. Our share-based compensation expense has increased due to the growth in the number of our employees and due to the increase in the valuation of equity awards as a result of becoming a public company in December of 2014.
The following table sets forth the share-based compensation expense included in our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
General and administrative	$7,479	$7,128
Research and development	6,345	6,441
Total	$13,824	$13,569
Income Taxes
We are subject to federal and state taxes in the U.S. and in some foreign jurisdictions. Judgement is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2018, we had recorded a full valuation allowance on our net U.S. and foreign deferred tax assets because we expect that it is more likely than not that our deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act significantly revised how U.S. taxes corporations. The provisions of the Tax Cuts and Jobs Act that impacted us include, but are not limited to, (1) lowered the U.S. Corporate income tax rate from 35% to 21%, (2) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80% of a taxpayer’s taxable income and (3) elimination of certain business expenditures. In conjunction with the Tax Cuts and Jobs Act, the SEC staff issued SAB 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have previously reported provisional amounts of the income tax effects of the Tax Cuts and Jobs Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Cuts and Jobs Act was completed without material changes to the previously provided estimates.
We account for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, we had no uncertain tax positions and no interest or penalties have been charged to us for the years ended December 31, 2018 and 2017. If incurred, we will classify any interest and penalties as a component of interest expense and operating expense, respectively. We are subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2018 remain open to examination by the U.S. Internal Revenue Service.

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
Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions including without limitation with respect to, (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) December 31, 2019, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to realize income from our investments without assuming significant risk. To achieve our objectives, we invest our cash allocated to fund our short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. We invest the remainder of our cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities. As of December 31, 2018, we had cash, cash equivalents, restricted cash and investment in marketable securities of $98.0 million.
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
We are exposed to changes in foreign currency exchange rates. We have contracts with entities in areas outside the U.S. that are denominated in a foreign currency. Most of our assets are located within the U.S. and are not subject to changes in foreign currency exchange rates, however a portion of our operating expense is denominated in foreign currencies, primarily pounds sterling and euros. We do not engage in any hedging transactions to mitigate the effect of changes in foreign currency exchange rates. While the effect of changes in foreign currency exchange rates has not had a material effect on our financial results or financial condition to date, we cannot assure you that fluctuations in foreign currency exchange rates will not have a material effect on our future results.

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2018:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bellicum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bellicum Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Houston, Texas
March 12, 2019

Bellicum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except for par value and share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$43,695	$38,839
Investment securities, available for sale	49,304	60,057
Accounts receivable, interest and other receivables	909	320
Prepaid expenses and other current assets	1,387	2,434
Total current assets	95,295	101,650
Investment securities, available for sale - long-term	—	1,368
Property and equipment, net	20,878	25,942
Restricted cash	4,973	6,190
Other assets	355	378
TOTAL ASSETS	$121,501	$135,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,774	$3,287
Accrued expenses and other current liabilities	8,589	6,392
Current portion of capital lease obligations	40	31
Current portion of deferred revenue	2,983	2,049
Current portion of deferred rent	418	397
Total current liabilities	15,804	12,156
Long-term liabilities:
Long-term debt, net of deferred financing costs	35,832	34,946
Capital lease obligations	91	131
Deferred revenue	—	2,054
Deferred rent	1,296	1,593
TOTAL LIABILITIES	53,023	50,880
Commitments and contingencies: (Note 12)
Stockholders’ Equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock: $0.01 par value; 200,000,000 shares authorized at December 31, 2018 and 2017; 44,242,059 shares issued and 43,564,596 shares outstanding at December 31, 2018; 33,962,640 shares issued and 33,285,177 shares outstanding at December 31, 2017	442	340
Treasury stock: 677,463 shares held at December 31, 2018 and 2017	(5,056)	(5,056)
Additional paid-in capital	493,784	411,922
Accumulated other comprehensive loss	(144)	(46)
Accumulated deficit	(420,548)	(322,512)
Total stockholders’ equity	68,478	84,648
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,501	$135,528
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
REVENUES
Grants	$1,120	$185
Total revenues	1,120	185
OPERATING EXPENSES
Research and development	71,152	65,663
License fees	436	864
General and administrative	24,998	21,045
Total operating expenses	96,586	87,572
LOSS FROM OPERATIONS	(95,466)	(87,387)
OTHER INCOME (EXPENSE)
Interest income	1,639	1,055
Interest expense	(4,199)	(3,672)
Gain/(Loss) on disposal of assets	(10)	11
Loss on extinguishment of debt	—	(1,786)
Total other expense	(2,570)	(4,392)
NET LOSS	$(98,036)	$(91,779)

Net loss per common share attributable to common shareholders, basic and diluted	$(2.44)	$(2.89)
Weighted-average shares outstanding-basic and diluted	40,230,580	31,714,164

Net Loss	$(98,036)	$(91,779)
Other comprehensive loss:
Unrealized gain (loss) on securities, net	1	(63)
Foreign currency translation adjustment	(99)	—
Comprehensive loss	$(98,134)	$(91,842)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2018 and 2017
(amounts in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	27,833,028	$278	(677,463)	$(5,056)	$332,068	$(230,733)	$17	$96,574
Share-based compensation					13,569			13,569
Exercise of stock options	344,958	4			1,482			1,486
Issuance of common stock - Employee Stock Purchase Plan	34,654				293			293
Issuance of common stock in a public offering, net	5,750,000	58			64,510			64,568
Comprehensive loss						(91,779)	(63)	(91,842)
Balance, December 31, 2017	33,962,640	$340	(677,463)	$(5,056)	$411,922	$(322,512)	$(46)	$84,648
Share-based compensation					13,824			13,824
Exercise of stock options	1,016,803	10			3,260			3,270
Issuance of common stock - Employee Stock Purchase Plan	45,390				205			205
Issuance of common stock in a public offering, net	9,200,000	92			64,573			64,665
Issuance of common stock upon vesting of restricted stock units	17,226							—
Comprehensive loss						(98,036)	(98)	(98,134)
Balance, December 31, 2018	44,242,059	$442	(677,463)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2018	2017
Net loss	$(98,036)	$(91,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	13,824	13,569
Depreciation expense	6,698	3,564
Amortization of premium on investment securities, net	94	302
Amortization of lease liability	(276)	(102)
Amortization of deferred financing costs	886	774
Loss on extinguishment of debt	—	1,786
(Gain)/Loss on disposal of property and equipment	10	(11)
Changes in operating assets and liabilities:
Accounts receivable	(589)	14
Prepaid expenses and other current assets	1,047	(930)
Other assets	23	(95)
Accounts payable	460	(512)
Accrued liabilities and other	2,197	(3,667)
Deferred revenue – grants	(1,120)	4,103
NET CASH USED IN OPERATING ACTIVITIES	(74,782)	(72,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities	71,362	63,737
Purchases of investment securities	(59,335)	(54,895)
Proceeds on disposition of equipment	—	39
Purchases of property and equipment	(1,617)	(12,134)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,410	(3,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	45,000
Payment on debt	—	(32,688)
Payment of debt issuance costs	—	(150)
Payment on capital lease obligations	(31)	(23)
Proceeds from issuance of common stock, net	64,860	64,860
Proceeds from exercise of stock options	3,270	1,486
Proceeds from issuance of common stock - ESPP	205	293
Payment of issuance costs on common stock	(195)	(292)
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,109	78,486
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(98)	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,639	2,249
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	45,029	42,780
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$48,668	$45,029
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,025	$2,951
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of property and equipment in accounts payables and accrued liabilities	$27	$872
Accrued debt issuance costs	$—	$3,045
Capital lease obligations incurred for equipment	$—	$23
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION

Bellicum Pharmaceuticals, Inc., (“Bellicum”), was incorporated in Delaware in July 2004 and is based in Houston, Texas. Bellicum is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including CAR T and hematopoietic stem cell transplantation.

In 2017, Bellicum formed two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Europe GmbH, a private limited liability company organized under Swiss law. In 2018, Bellicum formed Bellicum Pharma GmbH, a private limited liability company organized under German law. All were formed for the purpose of developing product candidates in Europe. Bellicum, Bellicum Pharma Limited, Bellicum Europe GmbH and Bellicum Pharma GmbH are collectively referred to herein as the “Company”.

NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT PLANS
Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary funding to continue operations. As of December 31, 2018, the Company has incurred an accumulated deficit of $420.5 million since inception and had not yet generated any revenue from operations. Additionally, , the Company continues to expend cash to continue its R&D efforts. Management anticipates that its cash on hand as of December 31, 2018, grants and other cash inflows will be insufficient to fund its operations within one year from the financial statement issuance date and therefore, substantial doubt about the entity’s ability to continue as a going concern exists. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.
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

Notes to the Consolidated Financial Statements

Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue in 2018 and 2017 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the years ended December 31, 2018 and 2017.
Debt Issuance Costs
Costs related to debt issuance are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts and are amortized using the effective interest method. Amortization of debt issuance costs are included in interest expense.

Notes to the Consolidated Financial Statements

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

Notes to the Consolidated Financial Statements

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
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act significantly revised how U.S. taxes corporations. The provisions of the Tax Cuts and Jobs Act that impacted the Company include, but are not limited to, (1) lowered the U. S. corporate income tax rate from 35% to 21%, (2) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (3) elimination of certain business expenditures. In conjunction with the Tax Cuts and Jobs Act, the SEC staff issued SAB 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company previously reported provisional amounts of the income tax effects of the Tax Cuts and Jobs Act for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Cuts and Jobs Act was completed without material changes to the previously provided estimates.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, the Company had no uncertain tax positions and no interest or penalties have been charged to the Company for the years ended December 31, 2018 and 2017. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2018 remain open to examination by the Internal Revenue Service.

Notes to the Consolidated Financial Statements

Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments and unrealized gains and losses on the change in foreign currency exchange rates. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at December 31, 2018 and 2017, on the Company’s balance sheet was comprised of the net unrealized holding losses on the Company’s investment securities, and the effect of changes in foreign currency exchange rates. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

	Number of shares
	December 31, 2018	December 31, 2017
Options to purchase common stock	5,759,246	5,286,472
Unvested shares of restricted stock units	246,155	111,250
Unvested shares of restricted stock	—	29,413
Total common stock equivalents	6,005,401	5,427,135
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
The adoption of ASU No 2016-09 had no net tax impact on the Company's financial statements because the Company has established a valuation allowance against the entire net deferred tax asset as of December 31, 2017. The Company has adjusted the net operating loss carryforward to include the excess tax benefits that were not previously recognized offset by a full valuation allowance. Further, the Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
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

Notes to the Consolidated Financial Statements

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

ASC 842 is effective for the Company in the first quarter of 2019 and management expects that most of its operating leases (primarily office space) will be recognized as operating lease liabilities and right of use assets on its balance sheet. The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. Management has evaluated the impact of the adoption of this standard and expects to record right of use assets of $4.9 million and lease obligations of $6.6 million.

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

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH

At December 31, 2018 and 2017, the Company maintained $5.0 million and $6.2 million as restricted cash.
During 2017, $4.2 million was received from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, and is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. During 2018, CPRIT authorized the release of $0.8 million of restricted funds from the CPRIT account, leaving a balance of $3.4 million at December 31, 2018. For more information about the CPRIT grant, see Note 9.
The remaining $1.6 million of restricted cash as of December 31, 2018 and the $2.0 million in 2017 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents (1)	$43,695	$38,839
Restricted cash, noncurrent	4,973	6,190
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$48,668	$45,029
(1) As of December 31, 2018 and 2017, the Company invested approximately $25.0 million and $25.6 million, respectively, in cash equivalent instruments.

Notes to the Consolidated Financial Statements

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2018 and 2017:

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$24,953	$24,953	$—	$—
Total Cash Equivalents	$24,953	$24,953	$—	$—

Investment Securities:
U.S. government agency-backed securities	$7,383	$—	$7,383	$—
Corporate debt securities	41,921	—	41,921	—
Total Investment Securities	$49,304	$—	$49,304	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$25,550	$25,550	$—	$—
Total Cash Equivalents	$25,550	$25,550	$—	$—

Investment Securities:
U.S. government agency-backed securities	$22,604	$—	$22,604	$—
Corporate debt securities	38,821	—	38,821	—
Total Investment Securities	$61,425	$—	$61,425	$—

Notes to the Consolidated Financial Statements

U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of December 31, 2018 and 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2018	(in thousands)
U.S. government agency-backed securities	$7,382	$2	$(1)	$7,383
Corporate debt securities	41,968		(47)	41,921
Total	$49,350	$2	$(48)	$49,304

December 31, 2017
U.S. government agency-backed securities	$22,632	$—	$(28)	$22,604
Corporate debt securities	38,839	13	(31)	38,821
Total	$61,471	$13	$(59)	$61,425

The Company's investment securities as of December 31, 2018, will reach maturity between January 2019 and November 2019, with a weighted-average maturity date in April 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:					December 31,
					2018	2017
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,633	$21,462
Lab equipment			5	Years	8,471	7,766
Office furniture			5	Years	1,704	1,701
Manufacturing equipment			5	Years	1,890	1,815
Computer and office equipment	3	to	5	Years	1,606	1,074
Equipment held under capital leases			5	Years	204	204
Software			3	Years	361	216
Total					35,869	34,238
Less: accumulated depreciation					(14,991)	(8,296)
Property and equipment, net					$20,878	$25,942

During the years ended December 31, 2018 and 2017, the Company recorded $6.7 million and $3.6 million of depreciation expense, respectively. Leasehold improvements at December 31, 2018 and 2017 both include $2.5 million related to costs incurred by the landlord.

Notes to the Consolidated Financial Statements

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other liabilities consist of the following:	December 31,
	2018	2017
	(in thousands)
Accrued payroll	$3,430	$2,682
Accrued patient treatment costs	2,053	1,392
Accrued manufacturing costs	546	370
Accrued construction costs	457	565
Accrued other	2,103	1,383
Total accrued expenses and other current liabilities	$8,589	$6,392

NOTE 8 - DEBT
Hercules Loan
On March 10, 2016 (the “Hercules Closing Date”), the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., Hercules Technology II, L.P., and Hercules Technology III, L.P., or collectively, “Hercules”, as a lender, under which the Company borrowed $15.0 million. The Company borrowed an additional $5.0 million and $10.0 million on September 15, 2016 and March 8, 2017, respectively. The total debt was secured by a lien covering substantially all of the assets of the Company, excluding intellectual property, but including proceeds from the sale, license, or disposition of intellectual property. The Company paid expenses related to the loan of $0.3 million which, along with a final facility charge of $2.1 million was recorded as deferred financing costs. Interest expense for the year ended December 31, 2017 included $0.8 million of amortized deferred financing costs.
On December 21, 2017, the Company repaid the outstanding balance, accrued interest and Final Hercules Facility Charge totaling $32.9 million, which included a prepayment charge of $1.8 million with proceeds from a new loan from Oxford Finance, LLC, discussed below.
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

The Company’s obligations under the Oxford Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Oxford Loan Agreement. The Oxford Loan matures on December 1, 2022 (the “Oxford Maturity Date”) and will be interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest. The Oxford Loan bears interest at a floating per annum rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%. The interest rate on amounts borrowed under the Oxford Loan Agreement was 12.09% at December 31, 2018.

The Company will be required to make a final payment of 8.70% of the principal amount of the Oxford Loan borrowed (the “Oxford Final Payment Fee”), payable on the earlier of (i) the Oxford Maturity Date, (ii) the acceleration of the Oxford Loan, or (iii) the prepayment of the Oxford Loan. The Company may prepay all, but not less than all, of the borrowed amounts, provided that the Company will be obligated to pay a prepayment fee equal to (i) 3.00% of the outstanding principal balance if prepaid on or before the first anniversary of the Closing Date, (ii) 2.00% of the outstanding principal balance, if prepaid after the first anniversary and before the second anniversary of the Closing Date, and (iii) 1.00% of the outstanding principal balance prepaid thereafter and prior to the Maturity Date (each, a “Prepayment Fee”). While any amounts are outstanding under the Oxford Loan Agreement, the Company is subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. The Company is also restricted from paying dividends or making other distributions or payments of its capital stock, subject to limited exceptions. Upon the occurrence of certain

Notes to the Consolidated Financial Statements

events, including but not limited to the Company’s failure to satisfy its payment obligations under the Oxford Loan Agreement, the breach of certain of its other covenants under the Oxford Loan Agreement, or the occurrence of a material adverse change, the collateral agent will have the right, among other remedies, to declare all principal and interest immediately due and payable, and the lender will have the right to receive the Oxford Final Payment Fee and, if the payment of principal and interest is due prior to the Oxford Maturity Date, a Prepayment Fee.

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, which offset long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. During the year ended December 31, 2018, interest expense included $0.9 million of amortized deferred financing costs compared to less than $22,000 for the year ended December 31, 2017.

The total gross payments due under the Company's debt arrangements are as follows:
As of December 31, 2018
Year	(in thousands)
2019	$—
2020	11,000
2021	12,000
2022	12,000
Thereafter	3,045
Total debt	$38,045
Less deferred financing costs	(2,213)
Less current portion	—
Total long-term debt	$35,832

Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 9 - GRANT REVENUE
Cancer Research Grant Contract
On August 9, 2017, the Company entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with CPRIT, pursuant to which CPRIT awarded a grant of approximately $16.9 million to the Company to fund development of rivo-cel for hematologic cancer (the “CPRIT Award”). The CPRIT Award is contingent upon funds being available during the term of the Agreement and subject to CPRIT’s ability to perform its obligations under the Agreement.

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

Notes to the Consolidated Financial Statements

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. As of December 31, 2018 and 2017, the Company incurred expenses and accrued revenue of $1.1 million and $0.1 million, respectively, for work performed under the CPRIT grant.
NIH Grant
During 2013, the Company entered into a grant agreement with the NIH. The grant was a modular multi-year grant with funds being awarded each year based on the progress of the program being funded. Grant money is not received until expenses for the program are incurred. We have been awarded approximately $1.4 million to date. The grant expired March 31, 2017.

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

At December 31, 2018, the Company had share-based awards outstanding under four share-based compensation plans, as follows:
2006 Stock Option Plan
The 2006 Stock Option Plan (the “2006 Plan”) provided for the issuance of non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of December 31, 2018, there were 6,882 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2006 Plan. The 2006 Plan was terminated by the Board in October 2014.
2011 Stock Option Plan
The 2011 Stock Option Plan (the “2011 Plan”) provided for the issuance of incentive and non-qualified stock options to employees, including officers, non-employee directors and consultants to the Company. As of December 31, 2018, there were 512,015 shares of common stock reserved for issuance pursuant to outstanding options granted under the 2011 Plan. The 2011 Plan replaced the 2006 Plan. The 2011 Plan terminated upon the effectiveness of the 2014 Plan described below.

2014 Equity Incentive Plan

The 2014 Equity Incentive Plan (the “2014 Plan”) became effective in December 2014, upon the closing of the IPO. The 2014 Plan provides for the issuance of equity awards, including incentive and non-qualified stock options and restricted stock awards to

Notes to the Consolidated Financial Statements

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

The aggregate number of shares of common stock that are authorized for issuance under the 2014 Plan is 6,090,354 shares, plus any shares subject to outstanding options that were granted under the 2011 Plan or 2006 Plan that are forfeited, terminated, expired or are otherwise not issued. As of December 31, 2018, there were 5,486,504 outstanding awards, comprised of 4,015,349 options, 1,225,000 inducement option awards, 194,905 restricted stock units and 51,250 inducement restricted stock units. At December 31, 2017, there were 3,646,113 outstanding awards, comprised 2,875,450 options, 630,000 inducement option awards, 96,250 restricted stock units, 29,413 shares of restricted stock and 15,000 inducement restricted stock units outstanding. As of December 31, 2018, there were 2,059,399 shares remaining to be issued under 2014 Plan.

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company's common stock to participating employees, and allows eligible employees to purchase shares of common stock at a 15% discount from the grant date fair market value. During the year ended December 31, 2018 and 2017, 45,390 and 34,654 shares were purchased under the ESPP.
As of December 31, 2018, there were 414,637 shares remaining to be issued.

A summary of activity within the ESPP follows:	Year Ended December 31,
	2018	2017
	(amounts in thousands, except per share)
Deductions from employees	$221	$276
Share-based compensation expense recognized	$138	$225
Remaining share-based compensation expense	$464	$264
Proceeds received by the Company for ESPP	$205	$293
Weighted-average purchase price per common share	$4.53	$8.43
Number of shares purchased by employees under ESPP	45,390	34,654
Share-Based Compensation Expense
The valuation of the share-based compensation awards is a significant accounting estimate that requires the use of judgment and assumptions that are likely to have a material impact on the financial statements. The fair value of option grants is determined using the Black-Scholes option-pricing model. Expected volatilities utilized in the model are based on the Company’s historical trading volatility. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is calculated as the midpoint between the weighted-average vesting term and the contractual expiration period also known as the simplified method.

The fair values of the option grants have been estimated, with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017
Risk-free interest rate	2.67%	2.06%
Volatility	72%	72%
Expected life (years)	6.08	6.08
Expected dividend yield	0%	0%

Notes to the Consolidated Financial Statements

Share-based compensation for the years ended December 31, 2018 and 2017, are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
General and administrative	$7,479	$7,128
Research and development	6,345	6,441
Total	$13,824	$13,569

Stock option activity for the years ended December 31, 2018 and 2017 is as follows:

Options	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1) (in thousands)
Balance at December 31, 2016	4,532,120	$12.37	7.58	$20,453
Granted	1,504,625	$11.67
Exercised	(344,958)	$4.31		$—
Forfeited	(405,315)	$16.97
Balance at December 31, 2017	5,286,472	$12.35	7.35	$7,223
Granted(2)	2,623,191	$6.88
Exercised	(1,044,450)	$3.20
Forfeited	(1,105,967)	$15.56
Balance at December 31, 2018	5,759,246	$10.90	8.09	$87
Exercisable as of December 31, 2018	2,447,034	$14.28	6.73	$87
(1) The aggregate intrinsic value as of December 31, 2018, is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2018.
(2) Includes 595,000 of inducement option awards granted in 2018.

The following table summarizes the stock award activity for all stock plans during the year ended December 31, 2018 and 2017:

Restricted Stock Shares	Outstanding Restricted Stock Awards and Units	Outstanding Aggregate Intrinsic Value (1) (in thousands)
Balance at December 31, 2016	58,825	$801
Granted	117,500
Vested	(29,412)	330
Forfeited	(6,250)
Balance at December 31, 2017(2)	140,663	$1,183
Granted(3)	211,250
Vested	(57,227)	420
Forfeited	(48,531)
Balance at December 31, 2018(2)	246,155	$719

Notes to the Consolidated Financial Statements

(1) The aggregate intrinsic value as of December 31, 2018, is calculated as the fair value of restricted stock and restricted stock units at December 31, 2018.
(2) At December 31, 2018, there were no shares of unvested restricted common stock outstanding, compared with 29,413 shares outstanding at December 31, 2017.
(3) Includes 40,000 of inducement restricted stock units granted during 2018.

The following table includes share-based payment activity for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands, except per share)
Weighted-average grant date fair value of options granted	$4.51	$7.55
Weighted-average grant date fair value of restricted stock units granted	$7.14	$12.59
Total fair value of restricted shares vested	$907	$330
Cash received by Company upon option exercises	$3,270	$1,486

The following table summarizes the options outstanding and exercisable at December 31, 2018:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Total Shares	Weighted- Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price
$0.51 to $6.17	1,154,806	8.59	$4.21	197,806	3.14	$2.48
$6.18 to $7.84	1,267,975	8.38	$7.53	373,146	6.25	$7.48
$7.85 to $11.76	1,206,985	8.66	$9.87	326,720	8.03	$10.85
$11.77 to $18.24	1,010,001	7.80	$12.88	571,090	7.66	$13.05
$18.25 to $24.48	1,119,479	5.49	$20.95	978,272	5.32	$21.12
Total	5,759,246	8.09	$10.90	2,447,034	6.73	$14.28

At December 31, 2018, total compensation cost not yet recognized was $16.3 million and the weighted average period over which this amount is expected to be recognized is 2.51 years. The aggregate fair value of options and restricted shares vesting in the years ended December 31, 2018 and 2017 was $13.9 million and $12.2 million, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements
The Company leases its office and manufacturing facilities under non-cancelable operating leases that expire January 31, 2020 and August 31, 2026, respectively. Rent expense for non-cancelable operating leases with scheduled rent increases is recognized on a straight-line basis over the terms of the leases. Improvement reimbursements from the landlord of $2.5 million are being amortized on a straight-line basis into rent expense over the terms of the leases. The difference between required lease payments and rent expense has been recorded as deferred rent. Rent expense was $2.1 million in 2018 and $2.1 million in 2017. Deferred rent was $1.7 million as of December 31, 2018 and $2.0 million as of December 31, 2017.
Escrow agreement related to the construction of the Company's manufacturing facility
Pursuant to the escrow agreements related to the Company's lease dated May 2015, the Company agreed to deposit into escrow a total of approximately $11.0 million, which represents 110% of the Company’s then-remaining share of the estimated build-out costs. The

Notes to the Consolidated Financial Statements

funds were deposited into an escrow account in December 2016 and reported as restricted cash. The escrow balance in restricted cash as of December 31, 2018 and 2017 was $1.6 million and 2.0 million, respectively.

Capital Lease Agreements - Equipment

The Company entered into multiple office equipment leases during both 2016 and 2015, which expire in 2021. The office equipment leases are being accounted for as capital leases under FASB Topic ASC 840 - Leases. The present value of the minimum lease payments is greater than 90% or more than the fair market value of the leased equipment and the lease terms are 6 years or the remaining term of the lease.

Aggregate future minimum annual payments under operating and capital leases at December 31, 2018, are as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2019	$2,087	$68
2020	1,112	68
2021	1,055	43
2022	1,094	—
2023	1,133	—
Thereafter	3,222	—
Total minimum rentals	$9,703	$179

Co-Development and Co-Commercialization Agreement - Adaptimmune Therapeutics plc
On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with and Adaptimmune Therapeutics plc (Adaptimmune) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Under the Agreement, the parties agreed to evaluate the Company’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with Adaptimmune’s affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. Depending on results of the preclinical proof-of-concept phase, the parties expect to progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies. With respect to any joint commercialization of a covered therapy, the parties agreed to negotiate in good faith the commercially reasonable terms of a co-commercialization agreement. The parties also agreed that any such agreement shall provide for, among other things, equal sharing of the costs of any such joint commercialization and the calculation of profit shares as set forth in the Agreement. The Agreement will expire on a country-by-country basis once the parties cease commercialization of the T cell therapies covered by the Agreement, unless earlier terminated by either party for material breach, non-performance or cessation of development, bankruptcy/insolvency, or failure to progress to co-development phase. There were no expenses recognized under the Adaptimmune agreement for the years ended December 31, 2018 and 2017.

Collaboration Agreement - OPBG

In October 2016, the Company entered into a collaboration agreement with Ospedale Pediatrico Bambino Gesú (“OPBG”), pursuant to which the Company and OPBG agreed to collaborate on research projects and early stage clinical trials for the design and development of various T cell immunotherapies. As consideration for OPBG’s performance of the research under the agreement and grant of certain licenses to the Company, the Company agreed to fund an aggregate of up to $4.7 million in project costs payable to OPBG or certain third-party service providers, as applicable, over the term of the research, estimated to be 4 years. With respect to any inventions arising from the research, OPBG agreed to grant the Company an exclusive license to any such inventions, the terms of which will be set forth in a separate agreement. In addition, OPBG granted the Company paid-up, worldwide co-exclusive licenses for non-commercial development of OPBG’s CD19 and GD2 CAR T technologies, as well as paid-up, worldwide exclusive licenses to commercialize its CD19 and GD2 CAR T technologies, each to be governed by a separate agreement. The expenses recognized under the OPBG Collaboration Agreement were $0.6 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. The collaboration agreement with OPBG expired on December 31, 2018.

Collaboration Agreement - Leiden

Notes to the Consolidated Financial Statements

In May 2016, the Company and Academisch Ziekenhuis Leiden (“Leiden”) entered into a research collaboration agreement pursuant to which the Company will provide Leiden with financial support for research to discover and validate high-affinity TCR product candidates targeting several cancer-associated antigens. The Company agreed to pay Leiden an aggregate of EURO 2.5 million in quarterly installments during the three-year term of the research, which will be recognized as services are incurred. With respect to any inventions arising from the research that are relevant to or useful for any high affinity TCR that is studied in the research, Leiden granted the Company an exclusive option to obtain an exclusive, worldwide license to practice and exploit such inventions. The parties agreed to negotiate in good faith the commercially reasonable terms of each such license agreement entered into between the parties, based on terms similar to those set forth in the previously executed license agreement between the parties and those specified in the agreement. The expenses recognized under the Leiden license agreement were $1.1 million for each of the years ended December 31, 2018 and 2017, respectively.

License Agreement - Baylor

In March 2016, the Company and Baylor College of Medicine (“BCM”) entered into two additional license agreements pursuant to which the Company obtained exclusive rights to technologies and patent rights owned by BCM. The Company paid BCM a nonrefundable license fee of $0.1 million and could incur additional payments upon the achievement of certain milestone events as set forth in the agreement. If the Company is successful in developing any of the licensed technologies, resulting sales would be subject to a royalty payment in the low single digits. During each of the years ended December 31, 2018 and 2017, $22,500 was recognized under Baylor License Agreement.

License Agreement - Agensys, Inc.

On December 10, 2015, the Company and Agensys, Inc. (“Agensys”), entered into a license agreement (the “Agensys Agreement”), pursuant to which (i) Agensys granted the Company, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1 (“PSCA”) and related antibodies, and (ii) the Company granted Agensys a non-exclusive, fully paid license to the Company’s patents directed to inventions that were made by the Company in the course of developing the Company’s licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon the Company’s other proprietary technology, to non-therapeutic applications of antibodies not used within the field. As consideration for the rights granted to the Company under the Agreement, the Company agreed to pay to Agensys a non-refundable upfront fee of $3,000,000, which was included in license fee expense. The Company is also required to make aggregate milestone payments to Agensys of up to (i) $5,000,000 upon the first achievement of certain specified clinical milestones for its licensed products, (ii) $50,000,000 upon the achievement of certain specified clinical milestones for each licensed product, and (iii) $75,000,000 upon the achievement of certain sales milestones for each licensed product. The Agreement additionally provides that the Company will pay to Agensys a royalty that ranges from the mid to high single digits based on the level of annual net sales of licensed products by the Company, its affiliates or permitted sublicensees. The royalty payments are subject to reduction under specified circumstances. These milestone and royalty payments will be expensed as incurred. Under the Agreement, Agensys also was granted the option to obtain an exclusive license, on a product-by-product basis, from the Company to commercialize in Japan each licensed product developed under the Agensys Agreement that has completed a phase 2 clinical trial. As to each such licensed product, if Agensys or its affiliate, Astellas Pharma, Inc., exercises the option, the Agensys Agreement provides that the Company will be paid an option exercise fee of $5,000,000. In addition, the Agensys Agreement provides that the Company will be paid a royalty that ranges from the mid to high single digits based on the level of annual net sales in Japan of each such licensed product. If the option is exercised, the aggregate milestone payments payable by the Company to Agensys, described above with respect to each licensed product, would be reduced by up to an aggregate of $65,000,000 upon the achievement of certain specified clinical and sales milestones. The Agensys Agreement will terminate upon the expiration of the last royalty term for the products covered by the Agensys Agreement, which is the earlier of (i) the date of expiration or abandonment of the last valid claim within the licensed patent rights covering any licensed products under the Agreement, (ii) the expiration of regulatory exclusivity as to a licensed product, and (iii) 10 years after the first commercial sale of a licensed product. Either party may terminate the Agensys Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach (or 30 days if such material breach is related to failure to make payment of amounts due under the Agensys Agreement) or upon certain insolvency events. In addition, Agensys may terminate the Agensys Agreement immediately upon written notice to the Company if the Company or any of its affiliates or permitted sublicensees commences an interference proceeding or challenges the validity or enforceability of any of Agensys’ patent rights. There were no expenses recognized under the Agensys Agreement for the years ended December 31, 2018 and 2017.

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-

Notes to the Consolidated Financial Statements

exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event. The Company recognized expenses of $0.2 million and $0.7 million, in connection with the BioVec License Agreement for the years ended December 31, 2018 and 2017, respectively.

License Agreement - Leiden
On April 23, 2015, the Company and Academisch Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre (Leiden), entered into a license agreement (the Leiden Agreement), pursuant to which Leiden granted to the Company an exclusive, worldwide license to its patent rights covering high affinity T-cell receptors targeting preferentially-expressed antigen in melanoma, (PRAME) and POU2AF1 epitopes. The license granted under the Leiden Agreement is subject to certain restrictions and to Leiden’s retained right to use the licensed patents solely for academic research and teaching purposes, including research collaborations by Leiden with academic, non-profit research third parties; provided that Leiden provides 30 days advance written notice to the Company of such academic research collaborations. As consideration for the rights granted to the Company under the Leiden Agreement, the Company agreed to pay to Leiden an aggregate of EUR 0.1 million in upfront fees within 30 days of the effective date of the Leiden Agreement. In addition, the Company agreed to pay to Leiden, beginning on the eighth anniversary of the effective date of the Leiden Agreement, annual minimum royalty payments of EUR 30.0 thousand. The Company also is required to make milestone payments to Leiden of up to an aggregate of EUR 1.0 million for each of the first licensed product that is specific to PRAME and to POU2AF1. The Leiden Agreement additionally provides that the Company will pay to Leiden a royalty in the low single digits on net sales of products covered by the Leiden Agreement. If the Company enters into a sublicensing agreement with a third party related to a product covered by the Leiden Agreement, the Company agreed to pay Leiden a percentage ranging in the low double digits on all non-royalty income received from sublicensing revenue directly attributable to the sublicense, dependent on whether the Company is in phase 1/2, phase 2 or phase 3 at the time that the Company enters into any such sublicensing agreement. Under the Leiden Agreement, the Company and Leiden entered into a sponsored research agreement, pursuant to which the Company is required to pay Leiden up to EUR 0.3 million over a three year period during the term of the sponsored research agreement. The Leiden Agreement will expire upon the expiration of the last patent included in the licensed patent rights. The Leiden Agreement may be terminated earlier upon mutual written agreement between the Company and Leiden, and at any time by the Company upon six months written notice to Leiden. Leiden may terminate the Leiden Agreement in the event of a failure by the Company to pay any amounts due under the Leiden Agreement that remains uncured on the date that is 30 days after written notice of such failure. Either party may terminate the Leiden Agreement upon a material breach by the other party that remains uncured following 30 days after the date of written notice of such breach or upon certain insolvency events that remain uncured following the date that is 45 days after the date of written notice to a party of such insolvency event. The Company paid milestone payments under the Leiden Agreement of $0.1 million in each of the years ended December 31, 2018 and 2017, respectively.

Employment agreements

The Company has signed agreements with 20 of its officers and key employees to provide certain benefits in the event of a “change of control” as defined in these agreements and the occurrence of certain other events. The agreements provide for continued base salary payments for 3 to 18 months and a lump-sum annual cash bonus. The continued base salary and annual cash bonus portion of the agreements would aggregate approximately $6.7 million and $4.8 million at the rate of compensation in effect at December 31, 2018 and 2017, respectively. In addition, the agreements provide for continuation of certain insurance and other benefits for periods of 3 to 18 months.

Notes to the Consolidated Financial Statements

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
The District Court conducted a status hearing on February 21, 2019 to hear arguments on competing motions from putative class members for appointment as lead plaintiff. The Court has yet to rule on the motions.

NOTE 13 - INCOME TAXES
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act significantly revised how U.S. taxes corporations.
The provisions of the Tax Cuts and Jobs Act that impacted the Company include, but are not limited to, (1) lowered the U. S. corporate income tax rate from 35% to 21%, (2) limitations on the maximum deduction for net operating loss (NOL) carryforwards generated in tax years beginning after December 31, 2017, to 80 percent of a taxpayer’s taxable income and (3) elimination of certain business expenditures. In conjunction with the Tax Cuts and Jobs Act, the SEC staff issued SAB 118, which allowed companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company previously reported provisional amounts of the income tax effects of the Tax Cuts and Jobs Act t for which the accounting was incomplete, but a reasonable estimate could be determined. During the year ended December 31, 2018, our accounting for the income tax effects of the Tax Cuts and Jobs Act was completed without material changes to the previously provided estimates.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, the Company had no uncertain tax positions and no interest or penalties have been charged to the Company for the years ended December 31, 2018 and 2017. If incurred, the Company will classify any interest and penalties as a component of interest expense and operating expense, respectively. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2018 remain open to examination by the Internal Revenue Service.

Notes to the Consolidated Financial Statements

The reconciliation between federal income taxes at the statutory rate and the Company’s income tax expense for the year is as follows:

	December 31,
	2018	2017
	(in thousands)
Tax benefit at statutory rate	$(20,608)	$(31,204)
Stock options	730	860
Other	128	(36)
U.S. tax reform rate change	—	37,848
Stock based compensation	1,483	333
Deferred tax valuation allowances	21,606	(1,824)
Research and development credit	(3,339)	(5,977)
Income tax expense	$—	$—
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforward	$63,624	$46,772
Stock compensation	4,533	4,900
Intangible assets	8,392	8,820
Research and development credit	13,612	10,273
Other	2,858	648
Total deferred tax assets	93,019	71,413
Valuation allowance	(93,019)	(71,413)
Net deferred tax assets	$—	$—

As of December 31, 2018 and 2017, the Company had gross U.S. federal income tax net operating loss (NOL) carryforwards of $303.0 million and $221.2 million, respectively and as of December 31, 2018, the Company had $2.4 million of U.K. net operating loss carryforwards. As of December 31, 2018 and 2017, the Company had U.S. federal research tax credits of $8.9 million and $6.7 million, respectively and Texas research tax credits of $4.7 million and $3.6 million, respectively. $81.8 million of the U.S. federal net operating loss carryovers have no expiration date and the remaining begin to expire in 2025. The foreign net operating loss carryovers have no expiration date. The U.S. Federal and state research credits will begin to expire in 2028 and 2034 respectively.
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
Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2018 and 2017. The changes in the valuation allowance were an increase of $21.6 million and a decrease of $1.8 million for the years ended December 31, 2018 and 2017, respectively.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data (unaudited) for the year ended December 31, 2018 and 2017 is presented below:

Notes to the Consolidated Financial Statements

	(in thousands except per share data)
2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$154	$362	$292	$312
Loss from operations	$(22,104)	$(23,567)	$(23,228)	$(26,567)
Net loss	$(22,840)	$(24,175)	$(23,801)	$(27,220)
Net loss per share attributable to common shareholders - basic and diluted	$(0.68)	$(0.60)	$(0.55)	$(0.63)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$128	$—	$126	$(69)	(1)
Loss from operations	$(21,449)	$(23,788)	$(22,705)	$(19,445)
Net loss	$(21,973)	$(24,457)	$(23,431)	$(21,918)
Net loss per share attributable to common shareholders - basic and diluted	$(0.80)	$(0.74)	$(0.71)	$(0.66)
(1) Reversal of reimbursable expenses for CPRIT grant.

NOTE 15 - SUBSEQUENT EVENTS
On February 28, 2019 the Company entered into a sublease agreement with CBR Systems, Inc. to lease an aggregate of 13,943 square feet commencing on March 1, 2019 for 41 months. The Company is required to remit monthly base rent of approximately $43,223 commencing on May 1, 2019 which will increase by an average approximate rate of 3% each year.
The Company evaluated this lease for accounting treatment under ASC 842 - leases and determined that the lease is an operating lease.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Vice President of Finance (our principal executive officer, principal financial officer and Principal Accounting Officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our

Chief Executive Officer, Chief Financial Officer and Vice President of Finance concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer, Chief Financial Officer and Vice President of Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
Management, including our Chief Executive Officer and Chief Financial Officer and Vice President of Finance, has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

ITEM 9B.  Other Information
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.
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

10.4(B)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(B) to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.4(C)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (with accelerated vesting) (incorporated by reference to Exhibit 10.4(C) to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.4(D)+
Form of Restricted Stock Award Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(D) to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.4(E)+
Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(E) to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

Exhibit Number	Description
10.4(F)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (Inducement Award)(incorporated by reference to Exhibit 10.4(F) to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.4(G)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (Non-Employee Director Form) (incorporated by reference to Exhibit 10.4(G) to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.5+	Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

10.6+	Incentive Award Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2015).

10.7+	Incentive Award Program, as amended on February 19, 2018 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.8+
Letter Agreement by and between the Registrant and Richard A. Fair, dated January 25, 2017 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.9+
Amended and Restated Employment Agreement, by and between the registrant and Alan K. Smith, Ph.D., effective May 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2017).

10.10+

Employment Agreement by and between registrant and Gregory Naeve, effective July 27, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.11+
Employment Agreement by and between registrant and William Grossman, effective February 5, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.12+
Separation Agreement by and between Registrant and Alan Musso, dated July 13, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

10.13+
Retention Agreement by and between Registrant and Rosemary Williams, dated July 17, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

10.14+	Employment Agreement by and between Registrant and Rosemary Williams, effective January 1, 2017.

10.15+
Employment Agreement by and between Registrant and Shane M. Ward, effective May 29, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

10.16+	Employment Agreement by and between Registrant and Atabak Mokari, effective November 19, 2018.

10.17+	Employment Agreement by and between Registrant and Aaron Foster, Ph.D., effective June 1, 2016.

10.18
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

10.21*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated March 20, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.22*
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

10.26*
License Agreement by and between the Registrant and BioVec Pharma, Inc., dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015).

10.27*
Exclusive License Agreement by and between the Registrant and Agensys, Inc., effective as of December 10, 2015 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2016).

10.28*
Sponsored Research Agreement No. 2 by and between the Registrant and Academish Ziekenhuis Leiden, also acting under the name Leiden University Medical Centre, effective as of May 20, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.29*
Research Collaboration Agreement by and between the Registrant and Ospedale Pediatrico Bambino Gesú, effective as of October 28, 2016 (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.30*
Co-Development and Co-Commercialisation Agreement by and between the Registrant and Adaptimmune Limited, effective as of December 16, 2016 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.31*
Cancer Research Grant Contract with the Cancer Prevention and Research Institute of Texas, dated August 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017).

10.32
Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated June 1, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.33
First Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated September 13, 2013 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.34
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
10.37
Fifth Amendment to Lease Agreement by and between the Registrant and Sheridan Hills Developments L.P., effective as of September 24, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.38
Lease Agreement by and between the Registrant and Sheridan Hills Developments L.P., dated as of May 6, 2015 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2016).

10.39
First Amendment to Lease Agreement by and between the Registrant and Life Science Plaza Investment Group, LP, effective as of July 11, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.40
Second Amendment to Lease Agreement by and between the Registrant and Life Science Plaza Investment Group, LP, effective as of September 26, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

10.41
Loan and Security Agreement by and between the Registrant and Oxford Finance LLC dated as of December 21, 2017 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.42
Open Market Sale AgreementSM, dated October 5, 2018, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2018).

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

Bellicum Pharmaceuticals, Inc.

Date: March 12, 2019	By:	/s/ Richard A. Fair
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

Signature	Title	Date

/s/ Richard A. Fair	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 12, 2019
Richard A. Fair

/s/ Atabak Mokari	Chief Financial Officer (Principal Financial Officer)	March 12, 2019
Atabak Mokari

/s/ Rosemary Y. Williams	Vice President of Finance and Controller	March 12, 2019
Rosemary Y. Williams	(Principal Accounting Officer)

/s/ James Brown	Chairman of the Board of Directors	March 12, 2019
James Brown

/s/ James M. Daly	Member of the Board of Directors	March 12, 2019
James M. Daly

/s/ Stephen R. Davis	Member of the Board of Directors	March 12, 2019
Stephen R. Davis

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 12, 2019
Reid M. Huber, Ph.D.

/s/ Judith Klimovsky	Member of the Board of Directors	March 12, 2019
Judith Klimovsky

/s/ Jon P. Stonehouse	Member of the Board of Directors	March 12, 2019
Jon P. Stonehouse

/s/ Edmund Harrigan	Member of the Board of Directors	March 12, 2019
Edmund Harrigan