Form 10-Q
period 2019-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2019-05-07
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
 2130 W. Holcombe Blvd., Ste. 800
Houston, TX 77030
(832) 384-1100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BLCM	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes    ☒   No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of April 30, 2019, there were 46,009,066 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,274	$43,695
Investment securities, available for sale - short-term	31,210	49,304
Accounts receivable, interest and other receivables	947	909
Prepaid expenses and other current assets	2,254	1,387
Total current assets	76,685	95,295
Right-of-use assets	4,655	—
Property and equipment, net	19,189	20,878
Restricted cash	4,585	4,973
Other assets	3,054	355
TOTAL ASSETS	$108,168	$121,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,027	$3,774
Accrued expenses and other current liabilities	10,389	8,589
Current portion of lease liability	1,282	40
Current portion of deferred revenue	2,467	2,983
Current portion of deferred rent	—	418
Total current liabilities	16,165	15,804
Long-term liabilities:
Long-term debt, net of deferred financing costs	36,050	35,832
Long-term lease liability	5,093	91
Deferred rent	—	1,296
TOTAL LIABILITIES	57,308	53,023
Commitments and contingencies: (Note 14)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018, 45,643,060 shares issued and 44,965,597 shares outstanding at March 31, 2019; 44,242,059 shares issued and 43,564,596 shares outstanding at December 31, 2018	456	442
Treasury stock: 677,463 shares held at March 31, 2019 and December 31, 2018	(5,056)	(5,056)
Additional paid-in capital	500,601	493,784
Accumulated other comprehensive loss	(65)	(144)
Accumulated deficit	(445,076)	(420,548)
Total stockholders’ equity	50,860	68,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,168	$121,501

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
REVENUES
Grants	$516	$154
Total revenues	516	154
OPERATING EXPENSES
Research and development	16,818	16,536
License fees	30	30
General and administrative	7,536	5,692
Total operating expenses	24,384	22,258
Loss from operations	(23,868)	(22,104)
OTHER INCOME (EXPENSE):
Interest income	410	267
Interest expense	(1,070)	(1,003)
Total other expense	(660)	(736)
NET LOSS	$(24,528)	$(22,840)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.55)	$(0.68)
Weighted-average shares outstanding, basic and diluted	44,243,896	33,456,446

Net loss	$(24,528)	$(22,840)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	51	(58)
Foreign currency translation adjustment	28	—
Comprehensive loss	$(24,449)	$(22,898)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018

Three months ended March 31, 2019 (amounts in thousands, except share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	44,242,059	$442	(677,463)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	2,136	—	—	2,136
Exercise of stock options	27,647	—	—	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	22,702	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	1,350,652	14	—	—	4,611	—	—	4,625
Comprehensive loss	—	—	—	—	—	(24,528)	79	(24,449)
Balance, March 31, 2019	45,643,060	$456	(677,463)	$(5,056)	$500,601	$(445,076)	$(65)	$50,860

Three months ended March 31, 2018 (amounts in thousands, except share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	33,962,640	$340	(677,463)	$(5,056)	$411,922	$(322,512)	$(46)	$84,648
Share-based compensation	—	—	—	—	3,605	—	—	3,605
Exercise of stock options	313,258	3	—	—	825	—	—	828
Issuance of common stock upon vesting of restricted stock units	12,658	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	(22,840)	(58)	(22,898)
Balance, March 31, 2018	34,288,556	$343	(677,463)	$(5,056)	$416,352	$(345,352)	$(104)	$66,183
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,528)	$(22,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,136	3,605
Depreciation expense	1,787	1,426
Amortization of (discount) premium on investment securities, net	(18)	91
Amortization of right-of-use assets	312	—
Accretion of lease liability	133	(58)
Amortization of deferred financing costs	218	219
Changes in operating assets and liabilities:
Receivables	(38)	(101)
Prepaid expenses and other assets	(1,322)	71
Accounts payable	(1,752)	(1,271)
Accrued liabilities and other	(968)	340
Deferred revenue	(516)	(154)
NET CASH USED IN OPERATING ACTIVITIES	(24,556)	(18,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(6,312)
Proceeds from sale of investment securities	18,163	17,275
Purchases of property and equipment	(131)	(416)
NET CASH PROVIDED BY INVESTING ACTIVITIES	18,032	10,547
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net of offering costs	4,625	—
Proceeds from exercise of stock options	70	828
Payment on financing lease obligations	(8)	(7)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,687	821
EFFECT OF EXCHANGE RATE CHANGES ON CASH	28	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,809)	(7,304)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,668	45,029
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,859	$37,725

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$857	$784
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$5	$219

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
In 2017, Bellicum formed two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Europe GmbH, a private limited liability company organized under Swiss law. In 2018, Bellicum formed Bellicum Pharma GmbH, a wholly-owned private limited liability company organized under German law. All were formed for the purpose of developing product candidates in Europe. Bellicum, Bellicum Pharma Limited, Bellicum Europe GmbH and Bellicum Pharma GmbH are collectively referred to herein as the “Company”.

NOTE 2 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary funding to continue operations. As of March 31, 2019, the Company has incurred an accumulated deficit of $445.1 million since inception and has not yet generated any revenue from operations. Additionally, the Company continues to expend cash to continue its research and development efforts. Management anticipates that its cash on hand as of March 31, 2019, grants and other cash inflows will be insufficient to fund its operations within one year from the financial statement issuance date and therefore, substantial doubt about the entity’s ability to continue as a going concern exists. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and follow the requirements of the U.S. Securities and Exchange Commission, or the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. These statements should be read in conjunction with the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018, or the Annual Report. A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol “BLCM” or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or the FASB.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.

Consolidation
All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue for the three months ended March 31, 2019 and 2018 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.
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
Intangible Assets
Non-refundable upfront payments related to a supply agreement with future benefits have been capitalized as an intangible asset and amortized over the term of the agreement. The amortization of the intangible asset is included in operating expenses.
Debt Issuance Costs
Costs related to debt issuance are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts and are amortized using the effective interest method. Amortization of debt issuance costs are included in interest expense.

Operating Leases
Operating leases are recognized as right of use, or ROU, assets and operating lease liabilities on the balance sheet. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term.
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
Financial Instruments and Credit Risks
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, investment securities, and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Insurance is provided through the Federal Deposit Insurance Corporation and Security Investor Protection Corporation. Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.
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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at March 31, 2019 and December 31, 2018, on the Company’s balance sheet was comprised of the net unrealized holding gains and losses on the Company’s investment securities and unrealized gains or losses arising from fluctuations in foreign currency exchange rates. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

	As of March 31,
	2019	2018
Common Stock Equivalents:	Number of shares
Options to purchase common stock	6,780,896	5,662,800
Unvested shares of restricted stock units	222,187	217,186
Unvested shares of restricted stock	—	29,413
Total common stock equivalents	7,003,083	5,909,399

Application of New Accounting Standards
In the first quarter of 2019, the Company adopted ASU 2016-02, “Leases(Topic 842),” (“ASC 842”) which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASC 842 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASC 842 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods.
The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use of hindsight practical expedient. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify.
Upon adoption, the Company recognized operating lease liabilities of $6.7 million and corresponding operating lease ROU assets, net of deferred rent and tenant allowances, of $5.0 million. See Note 7 - Leases for additional information.
NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of March 31, 2019, and December 31, 2018, respectively, the Company maintained $4.6 million and $5.0 million as restricted cash.

During 2017, $4.2 million was received from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, and the unreleased balance is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. To-date, CPRIT authorized the release of $1.1 million of restricted funds from the CPRIT account, leaving a balance of $3.1 million at March 31, 2019. For more information about the CPRIT grant, see Note 10.
The remaining $1.5 million of restricted cash as of March 31, 2019 and the $1.6 million in 2018 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents (1)	$42,274	$43,695
Restricted cash, noncurrent	4,585	4,973
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$46,859	$48,668

(1) As of March 31, 2019, and December 31, 2018, the Company invested approximately $31.2 million and $25.0 million, respectively, in cash equivalent instruments.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$31,249	$31,249	$—	$—
Total Cash Equivalents	$31,249	$31,249	$—	$—

Investment Securities:
U.S. government agency-backed securities	$4,745	$—	$4,745	$—
Corporate debt securities	26,465	—	26,465	—
Total Investment Securities	$31,210	$—	$31,210	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$24,953	$24,953	$—	$—
Total Cash Equivalents	$24,953	$24,953	$—	$—

Investment Securities:
U.S. government agency-backed securities	$7,383	$—	$7,383	$—
Corporate debt securities	41,921	—	41,921	—
Total Investment Securities	$49,304	$—	$49,304	$—

U.S. Treasury, U.S. government agency-backed securities and corporate debt securities are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.
Investment securities, all classified as available-for-sale, consisted of the following as of March 31, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
March 31, 2019	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$4,739	$6	$—	$4,745
Corporate debt securities	26,465	7	(7)	26,465
Total Investment Securities	$31,204	$13	$(7)	$31,210

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2018	(in thousands)
U.S. government agency-backed securities	$7,382	$2	$(1)	$7,383
Corporate debt securities	41,968	—	(47)	41,921
Total	$49,350	$2	$(48)	$49,304

The Company's investment securities as of March 31, 2019, will reach maturity between April 2019 and November 2019, with a weighted-average maturity date in June 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
					March 31, 2019	December 31, 2018
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,633	$21,633
Lab equipment			5	Years	8,511	8,471
Office furniture			5	Years	1,704	1,704
Manufacturing equipment			5	Years	1,891	1,890
Computer and office equipment	3	to	5	Years	1,698	1,606
Equipment held under financing leases			5	Years	103	204
Software			3	Years	362	361
Total					35,902	35,869
Less: accumulated depreciation					(16,713)	(14,991)
Property and equipment, net					$19,189	$20,878

During the three months ended March 31, 2019 and 2018, the Company recorded $1.8 million and $1.4 million of depreciation expense, respectively. Leasehold improvements as of March 31, 2019 and December 31, 2018 includes $2.5 million related to costs incurred by the landlord.

NOTE 7 - LEASES
The Company determines whether an arrangement is a lease at its inception. Operating leases relate primarily to office space and manufacturing facilities with remaining lease terms of one year to seven years, some of which include options to extend the lease term for up to five years. Management considered the options in determining the lease term used to establish the Company's ROU assets and lease liabilities.
As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments. Components of lease cost are as follows:

Three months ended March 31, 2019
(in thousands)
Operating lease cost(1)	$446
Short-term lease cost	$35
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$530

(1) Includes right-of-use asset amortization of $312.

Weighted-average remaining lease term and discount rate for operating leases are as follows:

Three months ended March 31, 2019
Weighted-average remaining lease term	6.5 years
Weighted-average discount rate	12.1%
Maturities of lease liabilities by year for leases are as follows (in thousands):

	Operating Leases	Financing Leases
2019(1)	$1,596	$24
2020	1,147	31
2021	1,091	24
2022	1,124	—
2023	1,133	—
2024 and beyond	3,222	—
Total lease payments	9,313	79
Less: Imputed interest	(3,001)	(16)
Present value of lease liabilities	$6,312	$63

(1) Excluding the 3 months ended March 31, 2019.
As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2019	$2,087	$68
2020	1,112	68
2021	1,055	43
2022	1,094	—
2023	1,133	—
Thereafter	3,222	—
Total minimum rentals	$9,703	179

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued construction costs	$457	$457
Accrued payroll	1,943	3,430
Accrued patient treatment costs	1,967	2,053
Accrued manufacturing costs	204	546
Accrued professional services	1,227	235
Accrued obligations under material supply agreements	2,243	—
Accrued other	2,348	1,868
Total accrued expenses and other current liabilities	$10,389	$8,589

NOTE 9 - DEBT
Oxford Loan
On December 21, 2017, or the Oxford Closing Date, the Company entered into a loan and security agreement, or the Oxford Loan Agreement, with Oxford Finance LLC, as the collateral agent and a lender, pursuant to which the Company borrowed $35.0 million in a single term loan, or the Oxford Loan on the Oxford Closing Date. For additional information about the Oxford Loan Agreement, see Note 8 to the audited financial statements contained in the Annual Report.
The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, and are included in long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. Interest expenses included amortization of deferred financing costs of $0.2 million during each of the three-month periods ended March 31, 2019 and 2018.
Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 10 - GRANT REVENUE

Cancer Research Grant Contract

On August 9, 2017, the Company entered into a Cancer Research Grant Contract with CPRIT, pursuant to which CPRIT awarded a grant of approximately $16.9 million to the Company to fund development of rivo-cel for hematologic cancer, or the CPRIT Award. The CPRIT Award is contingent upon funds being available during the term of the grant agreement and subject to CPRIT’s ability to perform its obligations under the grant agreement. For additional information about the grant agreement, see Note 9 to the audited financial statements in the Annual Report.

During the three-month period ended March 31, 2019 and 2018, the Company recognized expenses and accrued revenue of $0.5 million and $0.2 million, respectively, for work performed under the CPRIT grant.

NOTE 11 - STOCKHOLDERS' EQUITY
On April 20, 2018, the Company completed an underwritten public offering of 9,200,000 shares of its common stock at a price of $7.50 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to the Company, after deducting underwriting discounts, and commissions and offering expenses was approximately $64.7 million.
On October 5, 2018, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, as sales agent, or the Jefferies Agreement, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. During the three months ended March 31, 2019, the Company received $4.6 million in proceeds, net of discounts and offering expenses totaling $0.2 million, and issued 1,350,652 shares of common stock pursuant to the Jefferies Agreement.
NOTE 12 - SHARE-BASED COMPENSATION PLANS
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
For a description of each plan, refer to Note 11 to the audited financial statements included the Annual Report.
The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2019:

Options and Inducement awards
Outstanding at December 31, 2018	5,759,246
Granted	1,325,125
Exercised	—
Forfeited	(303,475)
Outstanding at March 31, 2019	6,780,896
Exercisable at March 31, 2019	2,865,439
The following table summarizes the stock award activity for all stock plans during the three months ended March 31, 2019:

Restricted Stock Awards and Units
Outstanding at December 31, 2018	246,155
Granted	30,000
Vested	(41,031)
Forfeited	(12,937)
Outstanding at March 31, 2019	222,187
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, or the ESPP, provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. There were no shares purchased by the ESPP in either of the three-month periods ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there were 414,637 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Three months ended March 31,
	2019	2018
	(amounts in thousands)
Deductions from employees	$96	$49
Share-based compensation expense recognized	$76	$36
Remaining share-based compensation expense	$493	$244

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Three months ended March 31,
	2019	2018
Risk-free interest rate	2.53%	2.41%
Volatility	72.0%	71.1%
Expected life (years)	6.08	6.08
Expected dividend yield	—%	—%

Share-based compensation expense by classification for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Research and development	$1,065	$1,669
General and administrative	1,071	1,936
Total	$2,136	$3,605
At March 31, 2019, total compensation cost not yet recognized was $15.5 million and the weighted-average period over which this amount is expected to be recognized is 2.63 years.

NOTE 13 - SUBSEQUENT EVENTS
Subsequent to March 31, 2019, the Company executed an additional operating lease for office space and expects to record a right -of-use asset and lease liability of approximately $1.4 million when the lease commences in the second quarter of 2019.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Miltenyi Supply Agreement
On March 27, 2019, Bellicum entered into a strategic, long-term supply agreement with Miltenyi Biotec GmbH, or Miltenyi, for the supply of Miltenyi’s CliniMACS tubing set, reagents and disposables for the manufacture of Bellicum’s programmed T cell therapies for preclinical and clinical use and, if approved, for commercial use, as well as support services. Under the supply agreement, Bellicum is required to make non-refundable upfront payments totaling €2,000,000, which have been capitalized as an intangible asset and will be amortized over the 10-year term of the agreement. The annual amortization will be approximately $0.2 million for each of the next five years.
Under the supply agreement, Bellicum will provide Miltenyi with regularly scheduled rolling forecasts of anticipated purchase requirements on a product-by-product and country-by-country basis. Within the rolling forecasts, there is a period of time referred to as the “Firm Zone” in which Bellicum is obligated to purchase, and Miltenyi has agreed to provide, the number of products Bellicum has specified for that period, subject to specified conditions and limitations.
Litigation
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess rivo-cel (rivogenlecleucel, formerly known as BPX-501) as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class.
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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019, or our Annual Report, as well as our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

Forward-Looking Statements
This report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipate,” “believe,” “could,” “designed,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, Part I, Item 1A, “Risk Factors” in our Annual Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells. Each of our product candidates incorporates one or both of these switches, for enhanced, real time control of efficacy and safety:

•
Our iMC activation switch (also known as inducible MyD88/CD40) incorporated into our GoCAR-T™ product candidates is designed to deliver enhanced efficacy versus 1st and 2nd generation CAR-T therapies through multiple mechanisms of action, including: 1) inductible activation, proliferation and persistence of the T cells; 2) modulation of the tumor microenvironment, overriding common inhibitory pathways like PD-1, PGE2, and TGF-b; and 3) enhancing host immune activity by inducing pro-inflammatory cytokines and chemokines to modulate the tumor microenvironment and recruit host immune cells. These effects are designed to be controlled through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, potentially reducing the dosage per infusion, or suspending further rimiducid administration.

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

•
Rivo-cel (rivogenlecleucel, formerly known as BPX-501) is a product candidate intended to improve HSCT outcomes in the treatment of hematologic malignancies, including leukemias, lymphomas, and inherited blood disorders. Rivo-cel, which contains our proprietary CaspaCIDe safety switch, is an allogeneic polyclonal T cell therapy that is designed to improve transplant outcomes following an HSCT procedure, including enhancing the recovery of the donor immune system, providing protection against infections, and in the case of malignancies, protection against disease relapse. In cases of severe or uncontrolled GvHD (the primary risk of donor T cell infusions), elimination of a portion of the infused rivo-cel product is possible through the activation of the CaspaCIDe safety switch.

The European Commission has granted orphan drug designations to rivo-cel for treatment in HSCT, and for activator agent rimiducid for the treatment of GvHD. Additionally, rivo-cel and rimiducid have received orphan drug status from the U.S. Food and Drug Administration, or the FDA, as a combination replacement T cell therapy for the treatment of immunodeficiency and GvHD after allogeneic HSCT.
Based on interactions with the European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of Marketing Authorisation Applications, or MAAs, for rivo-cel and rimiducid for the treatment of pediatric patients with high-risk hematological cancers or certain orphan inherited blood disorders. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical HSCT setting. In place of a randomized trial, we are collecting data from the C/CP-004 study, a concurrent observational study in pediatric patients receiving a matched unrelated donor HSCT. In addition, based on recent EMA feedback we are also planning to compare our BP-004 results to similar patients registered in the European Bone Marrow Transplant (EBMT) registry. We expect to report top-line results from the BP-004 clinical trial in the second quarter of 2019 and to file MAAs for European marketing approvals in 2019.
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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018
The following table sets forth our results of operations for the three month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Total revenues	$516	$154	$362
Operating expenses:
Research and development	16,818	16,536	282
License fees	30	30	—
General and administrative	7,536	5,692	1,844
Total operating expenses	24,384	22,258	2,126
Loss from operations	(23,868)	(22,104)	(1,764)
Other income (expense):
Interest income	410	267	143
Interest expense	(1,070)	(1,003)	(67)
Total other expense	(660)	(736)	76
Net loss	$(24,528)	$(22,840)	$(1,688)

Grant Revenues
We recognized grant revenue of $0.5 million and $0.2 million, respectively, in the three months ended March 31, 2019 and 2018 from the CPRIT grant.

Research and Development Expenses
Research and development expenses increased $0.3 million in the three months ended March 31, 2019, compared with the three months ended March 31, 2018. The overall increase was due to increases in costs related to our GoCAR-T program, including expenses related to the filing of an IND for BPX-603 and increased expenses related to BPX-601 related to initiation of additional clinical sites. Expenditures related to rivo-cel and general research and development expenses were comparable in the three months ended March 31, 2019 and 2018.
License Fees
We incur license fees under the terms of our various license agreements for intellectual property. License fees were comparable in the three months ended March 31, 2019 and 2018. See Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.
General and Administrative Expenses
General and administrative expenses increased $1.8 million in the three-month periods ended March 31, 2019, compared to the same periods in 2018. The increase is primarily due to an increase in personnel costs as well as increased commercialization activities.
Other Expense
Other expense consists of interest expense partially offset by interest income. Other expenses were comparable in the three months ended March 31, 2019 and 2018. See Note 9 to the unaudited interim financial statements for additional information about debt obligations. See Note 11 to the unaudited interim financial statements for additional information about the public offerings of our common stock.

Liquidity and Capital Resources
Going Concern and Management’s Plans
The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2019 we had a significant accumulated deficit of approximately $445.1 million and working capital of approximately $60.5 million. During the three months ended March 31, 2019, we had net loss of approximately $24.5 million and negative cash flows from operations of approximately $24.6 million. Our operating activities consume the majority of our cash resources. Based on our research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash, cash equivalents, restricted cash and investment securities of $78.1 million as of March 31, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements through one year from the financial statement issuance date.
We have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common stock, debt financings and grants. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.
We will continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. To continue as a going concern, we may postpone or eliminate some of our research and development programs and reduce our administrative costs. We may also intend to seek additional funding including, but not limited to any or all of the following potential sources:
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
On October 5, 2018, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. During the three months ended March 31, 2019, we received $4.6 million in net proceeds from the sale of 1,350,652 shares of our common stock in the open market. See Note 11 to the unaudited interim financial statements.
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

Cash Flows
Our liquid assets, consisting of cash, restricted cash and investments in marketable securities declined $19.9 million in the three months ended March 31, 2019. We used $24.6 million to fund our operating activities, and $0.1 million to fund purchases of equipment, partially funding our uses of liquid resources with $0.1 million in proceeds from stock option exercises and $4.6 million in net proceeds from sales of our common stock through the Open Market Sale Agreement with Jefferies LLC.
In the comparable three months ended March 31, 2018, our liquid assets declined $18.3 million. We used $18.7 million to fund our operating activities, and $0.4 million to fund purchases of equipment, partially funding our uses of liquid resources with proceeds from stock option exercises of $0.8 million.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On January 1, 2019, we adopted ASC 842 “Leases,” which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. See Note 3 and Note 7 to the unaudited financial statements included in this Quarterly Report.

Recent Accounting Pronouncements
See note 3 of the unaudited financial statements included in this Quarterly Report.
Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to realize income from our investments without assuming significant risk. To achieve our objectives, we invest our cash allocated to fund our short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. We invest the remainder of our cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities. As of March 31, 2019, we had cash, cash equivalents, restricted cash and investment securities of $78.1 million.
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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive, Principal Financial and Principal Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class.
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
Item 1A. Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect additional risk factors since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 12, 2019, or our Annual Report.
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the three months ended March 31, 2019 and 2018, we reported a net loss of $24.5 million and $22.8 million, respectively. As of March 31, 2019, we had an accumulated deficit of $445.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
We will require significant funding to complete the development and commercialization of our product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.*
This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our product candidates and other research and development programs.
As of March 31, 2019, we had cash, restricted cash and cash equivalents of approximately $46.9 million and total investments in marketable securities of $31.2 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, restricted cash and cash equivalents and investments in marketable securities, or a total of $78.1 million, may not be sufficient to fund our operating expenses and capital expenditure requirements through one year from the financial statement issuance date. Our cash position, together with our short-term debt obligations and anticipated operating losses due to increased effort on commercialization and research and development projects raises substantial doubt about our ability to continue as a going concern.
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
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline. In the event that sufficient additional funds are not obtained through public or private equity offerings, debt financings, strategic partnerships and/or alliances or licensing arrangements on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will continue to have substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders.
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
We plan to initially seek approval for rivo-cel and rimiducid from the EMA for the treatment of pediatric patients undergoing haploidentical (partially matched) hematopoietic stem cell transplants, or HSCT, and to submit the MAAs for this indication in 2019. While we expect that the European arm of our BP-004 trial could serve as the registrational trial for these MAAs, this clinical trial was not originally designed for that purpose. We cannot be certain that our preclinical and clinical trial package for the MAAs will be sufficient for approval of rivo-cel for multiple reasons including issues related to trial conduct and analysis; limitations of data available from pre-clinical and Phase 1/2 studies; or issues related to CMC efforts to date. We have sought to avoid or remediate potential issues but we cannot be sure that such efforts will be effective or sufficient. Further, we cannot assure you that the EMA or any other regulatory agency will agree that rivo-cel provides a clinically meaningful and differentiated therapeutic benefit or that the side effects experienced in our clinical trials yield an acceptable benefit/risk ratio in the opinion of the EMA or other regulatory agencies. If the MAAs for rivo-cel are deficient, we will incur additional expense to address the deficiencies, which may require additional clinical trials, and the commercialization of rivo-cel will be delayed. This would adversely affect our business, results of operations and prospects.
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

We are enrolling patients in Phase 1 clinical trials of BPX-601 for the treatment of pancreatic, gastric, and prostate cancers and BPX-701 for the treatment of refractory or relapsed AML/MDS and uveal melanoma. We have not initiated clinical trials for any additional preclinical product candidates and we may not be able to commence clinical trials on the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-701 and our other preclinical programs may not be indicative of the results of clinical trials of these product candidates. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
Specifically, genetically engineering T cells faces significant competition from multiple companies, including
Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Cell Medica Limited, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Kiadis Pharma B.V., Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., Novartis AG, Poseida Therapeutics, Precision Biosciences, Inc., Unum Therapeutics, and Ziopharm Oncology.
Our rivo-cel product candidate is designed to improve HSCT outcomes by addressing risks of disease relapse, infections and GVHD control. Other companies are developing product candidates to improve the outcome of HSCT, including Kiadis Pharma Netherlands B.V., Magenta Therapeutics, Inc., MolMed S.p.A., and Gamida Cell Ltd. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business Competition” under Part I of our Annual Report.
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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units, or RSUs, that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled scientific and medical personnel.
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
We do not currently own a European facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture supplies and process our product candidates, which is and will need to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale. We may not be able to scale patient-by-patient manufacturing and processing to satisfy clinical or commercial demands for any of our product candidates. In addition, our anticipated reliance on a limited number of third-party manufacturers for manufacturing in Europe exposes us to the following risks:

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
The United Kingdom is currently negotiating the terms of its exit from the European Union, often referred to as “Brexit”, which is scheduled for October 2019. In November 2018, the United Kingdom and the European Union agreed upon a draft withdrawal agreement, including a transition period to allow time for a future trade agreement to be agreed. To date, withdrawal agreements have been rejected by the U.K. Parliament, creating significant uncertainty about the terms under which the United Kingdom will leave the European Union. If no agreement can be reached and the United Kingdom leaves the European Union with no agreement, there will be a period of considerable uncertainty, particularly with respect to the free movement of goods, services, people, data and capital between the United Kingdom and the European Union. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit. Examples of the impact Brexit could have on our business, financial condition or results of operations include:

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

•
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
Gene-modified cell therapy manufacture requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. Some suppliers typically support biomedical researchers or blood-based hospital businesses and may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an EMA or FDA inspection or medical crisis, such as widespread contamination. We also do not have commercial supply arrangements with many of these suppliers and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.
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
We have established a European subsidiary, Bellicum Pharma Limited, that is focused on preparations for potential commercialization of rivo-cel in Europe, if approved. We have hired an experienced General Manager with commercial and operational experience and are hiring additional professionals experienced in market access, marketing and sales of pharmaceutical and biotechnology products. This team has very little experience in commercializing cell therapy products such as rivo-cel and the Company has never successfully commercialized any product candidate. We intend to expand and enhance our in-house marketing organization and plan to recruit a sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and marketing, sales and other commercial personnel.
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
On December 22, 2017, the president of the United States signed into law the Tax Cuts and Jobs Act which significantly revises the Internal Revenue Code of 1986, as amended.  The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our securities is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our securities.

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
Risks Related to Government Regulation
The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
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
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third party service providers process, including in clinical trials conducted in the United States and European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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
Any termination of these agreements, or other agreements to which we are a party could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See “Item 1. Business—Our License Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding our license agreements.

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

Risks Related to Ownership of our Common Stock
We are subject to securities litigation, which is expensive and could divert management attention.*
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class.
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
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.*
As of April 30, 2019, our executive officers, directors and 5% stockholders beneficially owned approximately 23.0% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX
Exhibit number	Description of exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(3)	Form of Common Stock Certificate of the Registrant.

4.3(4)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(5)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

10.1*	Supply Agreement by and between Registrant and Miltenyi Biotech GmbH, dated March 27, 2019.

10.2+	Bellicum Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

*
Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant as determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014 (File No. 001-36783).

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014 (File No. 001-36783).

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(4)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(5)	Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016 (File No. 001-36783).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 7, 2019	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: May 7, 2019	By:	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date: May 7, 2019	By:	/s/ Rosemary Y. Williams
Rosemary Y. Williams
Principal Accounting Officer