Form 10-Q
period 2019-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2019-08-05
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of July 31, 2019, there were 46,254,163 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,857	$43,695
Investment securities, available for sale - short-term	13,709	49,304
Accounts receivable, interest and other receivables	537	909
Prepaid expenses and other current assets	2,001	1,387
Total current assets	59,104	95,295
Right-of-use assets	5,589	—
Property and equipment, net	17,870	20,878
Restricted cash	3,984	4,973
Other assets	3,158	355
TOTAL ASSETS	$89,705	$121,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,039	$3,774
Accrued expenses and other current liabilities	12,560	8,589
Current maturity of long-term debt	5,000	—
Current portion of lease liabilities	1,432	40
Current portion of deferred revenue	1,075	2,983
Current portion of deferred rent	—	418
Total current liabilities	22,106	15,804
Long-term liabilities:
Long-term debt, net of deferred financing costs	31,271	35,832
Long-term lease liabilities	6,020	91
Deferred rent	—	1,296
TOTAL LIABILITIES	59,397	53,023
Commitments and contingencies: (Note 13)
Stockholders’ equity:
Preferred stock: $0.01 par value; 10,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018, 46,931,626 shares issued and 46,254,163 shares outstanding at June 30, 2019; 44,242,059 shares issued and 43,564,596 shares outstanding at December 31, 2018	469	442
Treasury stock: 677,463 shares held at June 30, 2019 and December 31, 2018	(5,056)	(5,056)
Additional paid-in capital	507,013	493,784
Accumulated other comprehensive loss	(106)	(144)
Accumulated deficit	(472,012)	(420,548)
Total stockholders’ equity	30,308	68,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,705	$121,501

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
Grants	$1,391	$362	$1,907	$516
Total revenues	1,391	362	1,907	516
OPERATING EXPENSES
Research and development	19,859	18,412	36,677	34,948
License fees	173	150	203	180
General and administrative	7,518	5,367	15,054	11,059
Total operating expenses	27,550	23,929	51,934	46,187
Loss from operations	(26,159)	(23,567)	(50,027)	(45,671)
OTHER INCOME (EXPENSE):
Interest income	311	437	721	704
Interest expense	(1,088)	(1,045)	(2,158)	(2,048)
Total other expense	(777)	(608)	(1,437)	(1,344)
NET LOSS	$(26,936)	$(24,175)	$(51,464)	$(47,015)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.58)	$(0.60)	$(1.14)	$(1.27)
Weighted-average shares outstanding, basic and diluted	46,052,348	40,605,953	45,153,118	37,050,949

Net loss	$(26,936)	$(24,175)	$(51,464)	$(47,015)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	5	36	56	(22)
Foreign currency translation adjustment	(46)	—	(18)	—
Comprehensive loss	$(26,977)	$(24,139)	$(51,426)	$(47,037)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three and Six Months Ended June 30, 2019 and 2018

Six months ended June 30, 2019 (amounts in thousands, except share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	44,242,059	$442	$(677,463)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	2,136	—	—	2,136
Exercise of stock options	27,647	—	—	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	22,702	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	1,350,652	14	—	—	4,611	—	—	4,625
Comprehensive loss	—	—	—	—	—	(24,528)	79	(24,449)
Balance, March 31, 2019	45,643,060	$456	$(677,463)	$(5,056)	$500,601	$(445,076)	$(65)	$50,860
Share-based compensation	—	—	—	—	1,996	—	—	1,996
Exercise of stock options	2,206	—	—	—	6	—	—	6
Issuance of common stock - Employee Stock Purchase Plan	40,000	1	—	—	70	—	—	71
Issuance of common stock upon vesting of restricted stock units	5,857	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	1,240,503	12	—	—	4,340	—	—	4,352
Comprehensive loss	—	—	—	—	—	(26,936)	(41)	(26,977)
Balance, June 30, 2019	46,931,626	$469	$(677,463)	$(5,056)	$507,013	$(472,012)	$(106)	$30,308

Six months ended June 30, 2018 (amounts in thousands, except share data)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	33,962,640	$340	$(677,463)	$(5,056)	$411,922	$(322,512)	$(46)	$84,648
Share-based compensation	—	—	—	—	3,605	—	—	3,605
Exercise of stock options	311,258	3	—	—	825	—	—	828
Issuance of common stock upon vesting of restricted stock units	12,658	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	(22,840)	(58)	(22,898)
Balance, March 31, 2018	34,286,556	$343	$(677,463)	$(5,056)	$416,352	$(345,352)	$(104)	$66,183
Share-based compensation	—	—	—	—	3,572	—	0	3,572
Exercise of stock options	521,348	5	—	—	2,153	—	—	2,158
Issuance of common stock - Employee Stock Purchase Plan	13,779	—	—	—	99	—	—	99
Issuance of common stock in a public offering, net of issuance costs	9,200,000	92	—	—	64,573	—	—	64,665
Comprehensive loss	—	—	—	—	—	(24,175)	36	(24,139)
Balance, June 30, 2018	44,021,683	$440	$(677,463)	$(5,056)	$486,749	$(369,527)	$(68)	$112,538
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,464)	$(47,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,132	7,178
Depreciation and amortization expense	3,742	3,165
Amortization of (discount) premium on investment securities, net	(28)	127
Amortization of right-of-use assets	636	—
Accretion of lease liability	355	(127)
Amortization of deferred financing costs	439	442
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	372	(24)
Prepaid expenses and other assets	(2,336)	(129)
Accounts payable	(1,735)	(1,805)
Accrued liabilities and other	1,747	1,003
Deferred revenue	(1,907)	(516)
NET CASH USED IN OPERATING ACTIVITIES	(46,047)	(37,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(32,457)
Proceeds from sale of investment securities	35,679	37,810
Purchases of property and equipment	(551)	(1,055)
NET CASH PROVIDED BY INVESTING ACTIVITIES	35,128	4,298
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock offering, net of offering costs	8,977	64,665
Proceeds from issuance of stock from employee stock purchase plan	71	99
Proceeds from exercise of stock options	76	2,985
Payment on financing lease obligations	(14)	(15)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,110	67,734
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,827)	34,331
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,668	45,029
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$46,841	$79,360

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,722	$1,336
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$—	$22

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Bellicum Pharmaceuticals, Inc., or Bellicum, was incorporated in Delaware in July 2004 and is based in Houston, Texas. Bellicum is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors, as well as orphan inherited blood disorders. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including CAR-T and hematopoietic stem cell transplantation.
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

NOTE 2 - BASIS OF PRESENTATION
The interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary funding to continue operations. As of June 30, 2019, the Company has incurred an accumulated deficit of $472.0 million since inception and has not yet generated any revenue from operations. Additionally, the Company continues to expend cash to continue its research and development efforts. Management anticipates that its cash on hand as of June 30, 2019, grants and other cash inflows will be insufficient to fund its operations within one year from the financial statement issuance date and therefore, substantial doubt about the entity’s ability to continue as a going concern exists. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements, other collaborations, strategic alliances and licensing arrangements and delay planned cash outlays or a combination thereof. Management cannot be certain that such events or a combination thereof can be achieved.
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and follow the requirements of the U.S. Securities and Exchange Commission, or the SEC, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and its cash flows for the periods presented. All such adjustments are normal and recurring in nature. These statements should be read in conjunction with the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018, or the Annual Report. A copy of the Annual Report is available on the SEC’s website, www.sec.gov, under the Company’s ticker symbol “BLCM” or on Bellicum’s website, www.bellicum.com. The results for the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period. Any reference in these footnotes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or the FASB.

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
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue for the three and six months ended June 30, 2019 and 2018 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.
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
Intangible Assets
Non-refundable upfront payments related to a supply agreement with future benefits have been capitalized as an intangible asset, presented in other assets on the balance sheet and amortized over the term of the agreement. The amortization of the intangible asset is included in operating expenses.
Debt Issuance Costs
Costs related to debt issuance are presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts and are amortized using the effective interest method. Amortization of debt issuance costs are included in interest expense.

Operating Leases
Operating leases are recognized as right-of-use, or ROU, assets and operating lease liabilities on the balance sheet. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term.
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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at June 30, 2019 and December 31, 2018, on the Company’s balance sheet was comprised of the net unrealized holding gains and losses on the Company’s investment securities and unrealized gains or losses arising from fluctuations in foreign currency exchange rates related to foreign operations. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.
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

	As of June 30,
	2019	2018
Common Stock Equivalents:	Number of shares
Options to purchase common stock	7,665,330	5,265,521
Unvested shares of restricted stock units	215,937	217,186
Unvested shares of restricted stock	—	14,707
Total common stock equivalents	7,881,267	5,497,414

Application of New Accounting Standards
In the first quarter of 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” (“ASC 842”) which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASC 842 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASC 842 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods.
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
NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of June 30, 2019, and December 31, 2018, respectively, the Company maintained $4.0 million and $5.0 million as restricted cash.

During 2017, $4.2 million was received from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, and the unreleased balance is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. To-date, CPRIT authorized the release of $1.7 million of restricted funds from the CPRIT account, leaving a balance of $2.5 million at June 30, 2019. For more information about the CPRIT grant, see Note 10.
The remaining $1.5 million of restricted cash as of June 30, 2019 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents (1)	$42,857	$43,695
Restricted cash, noncurrent	3,984	4,973
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$46,841	$48,668

(1) As of June 30, 2019, and December 31, 2018, the Company invested approximately $33.6 million and $25.0 million, respectively, in cash equivalent instruments.

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

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$33,590	$33,590	$—	$—
Total Cash Equivalents	$33,590	$33,590	$—	$—

Investment Securities:
U.S. government agency-backed securities	$4,002	$—	$4,002	$—
Corporate debt securities	9,707	—	9,707	—
Total Investment Securities	$13,709	$—	$13,709	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$24,953	$24,953	$—	$—
Total Cash Equivalents	$24,953	$24,953	$—	$—

Investment Securities:
U.S. government agency-backed securities	$7,383	$—	$7,383	$—
Corporate debt securities	41,921	—	41,921	—
Total Investment Securities	$49,304	$—	$49,304	$—

U.S. Treasury, U.S. government agency-backed securities and corporate debt securities are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of June 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
June 30, 2019	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$3,996	$6	$—	$4,002
Corporate debt securities	9,702	5	—	9,707
Total Investment Securities	$13,698	$11	$—	$13,709

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2018	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$7,382	$2	$(1)	$7,383
Corporate debt securities	41,968	—	(47)	41,921
Total	$49,350	$2	$(48)	$49,304

The Company's investment securities as of June 30, 2019, will reach maturity between July 2019 and November 2019, with a weighted-average maturity date in August 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
					June 30, 2019	December 31, 2018
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,633	$21,633
Lab equipment			5	Years	8,854	8,471
Office furniture			5	Years	1,704	1,704
Manufacturing equipment			5	Years	1,891	1,890
Computer and office equipment	3	to	5	Years	1,738	1,606
Equipment held under financing leases			5	Years	270	204
Software			3	Years	394	361
Total					36,484	35,869
Less: accumulated depreciation					(18,614)	(14,991)
Property and equipment, net					$17,870	$20,878

During the six months ended June 30, 2019 and 2018, the Company recorded $3.7 million and $3.2 million of depreciation expense, respectively. Leasehold improvements as of June 30, 2019 and December 31, 2018 includes $2.5 million related to costs incurred by the landlord.

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

The Company entered into a lease agreement for office space and equipment in South San Francisco, California commencing in April 2019 and expiring in 2022. The Company recorded right-of-use assets of $1.2 million and leased assets of $0.2 million for the real estate and equipment components of the lease, respectively, and a corresponding lease liability of $1.4 million upon lease commencement.
As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments. Components of lease cost are as follows:

	Three Months Ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Operating lease cost(1)	$547	$993
Short-term lease cost	$12	$47

(1) Includes right-of-use asset amortization of $325,000 and $636,000 for the three and six months ended June 30, 2019, respectively.
Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

Six months ended June 30, 2019
(in thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,095
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,259
Weighted-average remaining lease term and discount rate for operating leases are as follows:

June 30, 2019
Weighted-average remaining lease term	5.9 years
Weighted-average discount rate	12.1%
Maturities of lease liabilities by year for leases are as follows (in thousands):

	Operating Leases	Financing Leases
2019(1)	$1,301	$47
2020	1,620	96
2021	1,579	90
2022	1,418	39
2023	1,143	—
2024 and beyond	3,250	—
Total lease payments	10,311	272
Less: Imputed interest	(3,084)	(47)
Present value of lease liabilities	$7,227	$225

(1) Excluding the 6 months ended June 30, 2019.

As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2019	$2,087	$68
2020	1,112	68
2021	1,055	43
2022	1,094	—
2023	1,133	—
Thereafter	3,222	—
Total minimum rentals	$9,703	179

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued construction costs	$457	$457
Accrued payroll	2,854	3,430
Accrued patient treatment costs	2,167	2,053
Accrued manufacturing costs	1,239	546
Accrued professional services	1,450	235
Accrued obligations under material supply agreements	1,137	—
Accrued other	3,256	1,868
Total accrued expenses and other current liabilities	$12,560	$8,589

NOTE 9 - DEBT
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
The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, and are included in long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. Interest expenses included amortization of deferred financing costs of $0.2 million during each of the three-month periods ended June 30, 2019 and 2018 and $0.4 million during each of the six-month periods ended June 30, 2019 and 2018.
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

During the three and six-month periods ended June 30, 2019, the Company recognized expenses and accrued revenue of $1.4 million and $1.9 million , respectively, for work performed under the CPRIT grant. During the three and six-month period ended June 30, 2018, the Company recognized expenses and accrued revenue of $0.4 million and $0.5 million, respectively for work performed under the CPRIT grant.

NOTE 11 - STOCKHOLDERS' EQUITY
On April 20, 2018, the Company completed an underwritten public offering of 9,200,000 shares of its common stock, or Common Stock, at a price of $7.50 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to the Company, after deducting underwriting discounts, and commissions and offering expenses was approximately $64.7 million.
On October 5, 2018, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC, or Jefferies, as sales agent, or the Jefferies Agreement, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. During the six months ended June 30, 2019, the Company received $9.0 million in proceeds, net of discounts and offering expenses totaling $0.3 million, and issued 2,591,155 shares of common stock pursuant to the Jefferies Agreement.
NOTE 12 - SHARE-BASED COMPENSATION
The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.
For a description of each of the plans in existence as of December 31, 2018, or the Prior Plans, refer to Note 11 to the audited financial statements included the Annual Report.

2019 Equity Incentive Plan
The 2019 Equity Incentive Plan, or the 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors, provide incentives for employees and directors to exert maximum efforts for the success of the Company and its affiliates, and provide a means by which employees and directors may be given an opportunity to benefit from increases in the value of the Company’s common stock. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, or the 2014 Plan, and no additional awards may be issued from the 2014 Plan.
Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of Common Stock that may be issued under the 2019 Plan, or the Share Reserve, will not exceed the sum of (i) 2,500,000 new shares and (ii) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 6,005,401 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.
The following shares of Common Stock, or the 2019 Plan Returning Shares, will also become available again for issuance under the 2019 Plan: (i) any shares subject to a stock award granted under the 2019 Plan that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to a stock award granted under the 2019 Plan that are not issued because such stock award is settled in cash; and (iii) any shares issued pursuant to a stock award granted under the 2019 Plan that are forfeited back to or repurchased by the Company because of a failure to vest.
The following shares of Common Stock will not become available again for issuance under the 2019 Plan: (i) any shares that are reacquired or withheld (or not issued) by the Company to satisfy the exercise, strike or purchase price of a stock award granted under the 2019 Plan or any Prior Plan (including any shares subject to such award that are not delivered because such award is exercised through a reduction of shares subject to such award); (ii) any shares that are reacquired or withheld (or not issued) by the Company to satisfy a tax withholding obligation in connection with a stock award granted under the 2019 Plan or any Prior Plan; (iii) any shares repurchased by the Company on the open market with the proceeds of the exercise, strike or purchase price of a stock award granted under the 2019 Plan or any Prior Plan; and (iv) in the event that a stock appreciation right granted under the 2019 Plan or any Prior Plan is settled in shares, the gross number of shares subject to such award.

The number of shares of Common Stock available for issuance under the 2019 Plan will be reduced by: (i) one share for each share issued pursuant to a stock option or stock appreciation right with an exercise price that is at least 100% of the fair market value of Common Stock on the date of grant, or an Appreciation Award. granted under the 2019 Plan; and (ii) 1.25 shares for each share issued pursuant to a stock award that is not an Appreciation Award, or a Full Value Award, granted under the 2019 Plan.
The number of shares of Common Stock available for issuance under the 2019 Plan will be increased by: (i) one share for each Prior Plans’ Returning Share or 2019 Plan Returning Share subject to an Appreciation Award; and (ii) 1.25 shares for each Prior Plans’ Returning Share or 2019 Plan Returning Share subject to a Full Value Award.
The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards.
The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2019:

Options and Inducement awards
Outstanding at December 31, 2018	5,759,246
Granted	2,697,305
Exercised	(2,206)
Forfeited	(789,015)
Outstanding at June 30, 2019	7,665,330
Exercisable at June 30, 2019	2,664,476
The following table summarizes the stock award activity for all stock plans during the six months ended June 30, 2019:

Restricted Stock Awards and Units
Outstanding at December 31, 2018	246,155
Granted	30,000
Vested	(47,281)
Forfeited	(12,937)
Outstanding at June 30, 2019	215,937
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, or the ESPP, provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. During the six-month periods ended June 30, 2019 and 2018 there were 40,000 and 13,779 shares purchased by the ESPP, respectively. As of June 30, 2019, there were 374,637 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Six months ended June 30,
	2019	2018
	(amounts in thousands)
Deductions from employees	$48	$101
Share-based compensation expense recognized	$57	$73
Remaining share-based compensation expense	$135	$304

Share-Based Compensation Expense

The valuation of the share-based compensation awards is a significant accounting estimate that requires the use of judgments and assumptions that are likely to have a material impact on the financial statements. The fair value of option grants is determined using the Black-Scholes option-pricing model. Expected volatilities utilized in the model are based on historical volatility of the Company’s common stock. Similarly, the dividend yield is based on historical experience and the estimate of future dividend yields. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The expected term of the options is based on the average period the stock options are expected to remain outstanding. As the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term is calculated as the midpoint between the weighted-average vesting term and the contractual expiration period also known as the simplified method.

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Six months ended June 30,
	2019	2018
Risk-free interest rate	2.25%	2.47%
Volatility	72.1%	71.3%
Expected life (years)	6.08	6.08
Expected dividend yield	—%	—%

Share-based compensation expense by classification for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$959	$1,623	$2,024	$3,292
General and administrative	1,037	1,950	2,108	3,886
Total	$1,996	$3,573	$4,132	$7,178
At June 30, 2019, total compensation cost not yet recognized was $14.9 million and the weighted-average period over which this amount is expected to be recognized is 2.51 years.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
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

Litigation
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess rivo-cel (rivogenlecleucel, formerly known as BPX-501) as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class and on May 15, 2019, plaintiffs filed an amended class action complaint. On July 5, 2019, defendants filed a motion to dismiss the amended complaint.
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On October 3, 2018, the District Court granted the Company’s motion to stay the Paik derivative cause of action until reinstated on motion of the parties.
On July 8, 2019, another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the same defendants in the same court. The Ludovissy complaint includes substantially similar factual allegations as the class action case and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements.
On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, a third amended complaint was filed, which alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Plaintiffs are seeking unspecified monetary damages including punitive damages.

NOTE 14 - SUBSEQUENT EVENTS
On July 30, 2019, the Company exercised the first of its renewal options to extend its lease of office and laboratory space at its Houston, Texas facility for an additional year, commencing February 1, 2020. As a result of the lease renewal, the Company will record a ROU asset and lease liability of approximately $1.0 million in the third quarter of 2019.

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
Our proprietary CID platform is designed to address these challenges. Events inside a cell are controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We include these molecular switches in the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells. Each of our product candidates incorporates one or both of these switches, for enhanced, real time control of efficacy and safety:

•
Our iMC activation switch (also known as inducible MyD88/CD40) incorporated into our GoCAR-T™ product candidates is designed to deliver enhanced efficacy versus 1st and 2nd generation CAR-T therapies through multiple mechanisms of action, including: 1) inducible activation, proliferation and persistence of the T cells; 2) modulation of the tumor microenvironment, overriding common inhibitory pathways like PD-1, PGE2, and TGF-β; and 3) enhancing host immune activity by inducing pro-inflammatory cytokines and chemokines to modulate the tumor microenvironment and recruit host immune cells. These effects are designed to be controlled through the scheduled administration of a course of rimiducid infusions that may continue until the desired patient outcome is achieved. In the event of emergence of side effects, the level of activation of the GoCAR-T cells is designed to be attenuated by extending the interval between rimiducid doses, potentially reducing the dosage per infusion, or suspending further rimiducid administration.

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

•
In addition, we have an active research effort to develop other advanced molecular switch approaches, including a “dual-switch” GoCAR-T that is designed to provide a user-controlled system for managing proliferation, persistence and safety of tumor antigen-specific CAR-T cells by incorporating both our iMC and CaspaCIDe switches, respectively.

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
Based on interactions with the European Medicines Agency, or the EMA, we believe that data from the European arm of our BP-004 trial could form the basis of Marketing Authorisation Applications, or MAAs, for rivo-cel and rimiducid for the treatment of pediatric patients with high-risk hematological cancers or certain orphan inherited blood disorders. In addition, the EMA’s Committee for Medicinal Products for Human Use, or the CHMP, has agreed that review and approval under “exceptional circumstances” may be suitable, recognizing that a randomized trial may not be feasible in the pediatric haploidentical HSCT setting. In place of a randomized trial, we are collecting data from the C/CP-004 study, a concurrent observational study in pediatric patients receiving a matched unrelated donor HSCT. In July 2019 we announced that the primary endpoint of event-free survival at 180 days in our BP-004 European registration trial for rivo-cel has been achieved. In addition, based on recent EMA feedback we are also planning to compare our BP-004 results to similar patients registered in the European Bone Marrow Transplant (EBMT) registry. We expect to file MAAs for European marketing approvals in late 2019 or early 2020.
We recently initiated a pivotal randomized Phase 2/3 global clinical trial, called THRIVE, for rivo-cel in adult and adolescent patients 12 years and older with intermediate and high-risk acute myeloid leukemia (AML) or myelodysplastic syndromes (MDS). The trial will compare the primary endpoint of overall survival in patients receiving a haplo-transplant with rivo-cel versus the standard post-transplant cyclophosphamide haplo-transplant regimen. We submitted and reviewed the protocol with the FDA during a Type C meeting and began screening patients for the trial in December of 2018.

•
BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic, gastric, or prostate cancers expressing PSCA is ongoing and we expect to report updated data from this clinical trial in late 2019 or early 2020.

•
BPX-603 is a dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is Bellicum’s first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2.

We expect IND clearance for BPX-603 in late 2019.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
The following table sets forth our results of operations for the three and six month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Total revenues	$1,391	$362	$1,029	$1,907	$516	$1,391
Operating expenses:
Research and development	19,859	18,412	1,447	36,677	34,948	1,729
License fees	173	150	23	203	180	23
General and administrative	7,518	5,367	2,151	15,054	11,059	3,995
Total operating expenses	27,550	23,929	3,621	51,934	46,187	5,747
Loss from operations	(26,159)	(23,567)	(2,592)	(50,027)	(45,671)	(4,356)
Other income (expense):
Interest income	311	437	(126)	721	704	17
Interest expense	(1,088)	(1,045)	(43)	(2,158)	(2,048)	(110)
Total other expense	(777)	(608)	(169)	(1,437)	(1,344)	(93)
Net loss	$(26,936)	$(24,175)	$(2,761)	$(51,464)	$(47,015)	$(4,449)

Grant Revenues
We recognized grant revenue of $1.4 million and $0.4 million, respectively, in the three months ended June 30, 2019 and 2018 from the CPRIT grant. We recognized grant revenue of $1.9 million and $0.5 million, respectively, in the six months ended June 30, 2019 and 2018 from the CPRIT grant. The increase in grant revenues was due to the initiation of additional clinical sites in 2019.

Research and Development Expenses
Research and development expenses increased $1.4 million in the three months ended June 30, 2019, compared with the three months ended June 30, 2018. The overall increase was due to increases in costs related to our GoCAR-T program, including expenses related to the filing of an IND for BPX-603 and increased expenses related to BPX-601 related to initiation of additional clinical sites. Expenditures related to rivo-cel and general research and development expenses were comparable in the three months ended June 30, 2019 and 2018.
Research and development expenses increased $1.7 million in the six months ended June 30, 2019, compared with the six months ended June 30, 2018. The overall increase was due to increases in costs related to our GoCAR-T program, including expenses related to the filing of an IND for BPX-603 and increased expenses related to BPX-601 related to initiation of additional clinical sites. Expenditures related to rivo-cel and general research and development expenses were comparable in the six months ended June 30, 2019 and 2018.
License Fees
We incur license fees under the terms of our various license agreements for intellectual property. License fees were comparable in the three and six months ended June 30, 2019 and 2018. See Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.
General and Administrative Expenses
General and administrative expenses increased $2.2 million in the three-month periods ended June 30, 2019, compared to the same periods in 2018. The increase is primarily due to an increase in personnel costs as well as increased commercialization activities.
General and administrative expenses increased $4.0 million in the six-month periods ended June 30, 2019, compared to the same periods in 2018. The increase is primarily due to an increase in personnel costs as well as increased commercialization activities.

Other Expense
Other expense consists of interest expense partially offset by interest income. Other expenses increased $0.2 million in the three months ended June 30, 2019 compared to the same period in 2018. Other expenses increased $0.1 million in the six months ended June 30, 2019 compared to the same period in 2018. In each case, the increase is primarily the result of higher interest costs on our debt, and lower investment income as a result of a reduced portfolio of investment securities. See Note 9 to the unaudited interim financial statements for additional information about debt obligations. See Note 5 to the unaudited interim financial statements for additional information about our investments in marketable securities. See Note 11 to the unaudited interim financial statements for additional information about the public offerings of our common stock.
Liquidity and Capital Resources
Going Concern and Management’s Plans
The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2019 we had a significant accumulated deficit of approximately $472.0 million and working capital of approximately $37.0 million. During the six months ended June 30, 2019, we had a net loss of approximately $51.5 million and negative cash flows from operations of approximately $46.0 million. Our cash resources are primarily consumed by operating activities. Based on our research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash, cash equivalents, restricted cash and investment securities of $60.6 million as of June 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements through one year from the financial statement issuance date.
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
On October 5, 2018, we entered into an Open Market Sale AgreementSM with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3. During the six months ended June 30, 2019, we received $9.0 million in net proceeds from the sale of 2,591,155 shares of our common stock in the open market. See Note 11 to the unaudited interim financial statements.
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
Cash Flows
Our liquid assets, consisting of cash, restricted cash and investments in marketable securities declined $37.4 million in the six months ended June 30, 2019. We used $46.0 million to fund our operating activities, and $0.6 million to fund purchases of equipment, partially funding our uses of liquid resources with $0.1 million in proceeds from stock option exercises and the sale of common stock to the ESPP and $9.0 million in net proceeds from sales of our common stock through the Open Market Sale Agreement with Jefferies LLC.
In the comparable six months ended June 30, 2018, our liquid assets increased $28.8 million. We used $37.7 million to fund our operating activities, and $1.1 million to fund purchases of equipment, partially funding our uses of liquid resources with proceeds of $64.7 million from a public offering of our common stock, and from stock option exercises and the sale of common stock to the ESPP of $3.1 million.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to realize income from our investments without assuming significant risk. To achieve our objectives, we invest our cash allocated to fund our short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. We invest the remainder of our cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities. As of June 30, 2019, we had cash, cash equivalents, restricted cash and investment securities of $60.6 million.
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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive, Principal Financial and Principal Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class and on May 15, 2019, plaintiffs filed an amended class action complaint. On July 5, 2019, defendants filed a motion to dismiss the amended complaint.
On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On October 3, 2018, the District Court granted the Company’s motion to stay the Paik derivative cause of action until reinstated on motion of the parties.
On July 8, 2019, another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the same defendants in the same court. The Ludovissy complaint includes substantially similar factual allegations as the class action case and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements.
On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, a third amended complaint was filed, which alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Plaintiffs are seeking unspecified monetary damages including punitive damages.

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
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the six months ended June 30, 2019 and 2018, we reported a net loss of $51.5 million and $47.0 million, respectively. As of June 30, 2019, we had an accumulated deficit of $472.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
As of June 30, 2019, we had cash, restricted cash and cash equivalents of approximately $46.9 million and total investments in marketable securities of $13.7 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, restricted cash and cash equivalents and investments in marketable securities, or a total of $60.6 million, may not be sufficient to fund our operating expenses and capital expenditure requirements through one year from the financial statement issuance date. Our cash position, together with our short-term debt obligations and anticipated operating losses due to increased effort on commercialization and research and development projects raises substantial doubt about our ability to continue as a going concern.
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

Phase 1 clinical trials are ongoing for BPX-601 for the treatment of pancreatic, gastric, and prostate cancers and BPX-701 for the treatment of refractory or relapsed AML/MDS. We have not initiated clinical trials for any additional preclinical product candidates and we may not be able to commence clinical trials on the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-701 and our other preclinical programs may not be indicative of the results of clinical trials of these product candidates. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class and on May 15, 2019, the plaintiffs filed an amended class action complaint. On July 5, 2019, defendants filed a motion to dismiss the amended complaint.
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
On July 8, 2019, another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the same defendants in the same court. The Ludovissy complaint includes substantially similar factual allegations as the class action case and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements.

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
As of July 31, 2019, our executive officers, directors and 5% stockholders beneficially owned approximately 17.0% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

10.1(6)
Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan and forms of stock option grant notice, stock option agreement and notice of exercise, and forms of restricted stock award notice and restricted stock award agreement thereunder.

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

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014 (File No. 001-36783).

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014 (File No. 001-36783).

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(4)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(5)	Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016 (File No. 001-36783).

(6)	Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on July 23, 2019 (File No. 333-232774).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: August 5, 2019	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: August 5, 2019	By:	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date: August 5, 2019	By:	/s/ Rosemary Y. Williams
Rosemary Y. Williams
Principal Accounting Officer