Form 10-Q
period 2019-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2019-11-06
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒
As of October 31, 2019, there were 49,616,316 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,151	$43,695
Investment securities, available for sale - short-term	4,152	49,304
Accounts receivable, interest and other receivables	328	909
Prepaid expenses and other current assets	1,234	1,387
Total current assets	104,865	95,295
Right-of-use assets	6,234	—
Property and equipment, net	16,204	20,878
Restricted cash	3,603	4,973
Other assets	3,026	355
TOTAL ASSETS	$133,932	$121,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,300	$3,774
Accrued expenses and other current liabilities	14,363	8,589
Warrant derivative liability	37,842	—
Private placement option liability	12,094	—
Current portion of long-term debt	8,000	—
Current portion of lease liabilities	1,866	40
Current portion of deferred revenue	973	2,983
Current portion of deferred rent	—	418
Total current liabilities	76,438	15,804
Long-term liabilities:
Long-term debt, net of deferred financing costs	28,494	35,832
Long-term lease liabilities	6,163	91
Deferred rent	—	1,296
TOTAL LIABILITIES	111,095	53,023
Commitments and contingencies: (Note 17)
Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized and 541,500 shares issued and outstanding at September 30, 2019	21,608	—
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018, 50,290,029 shares issued and 49,612,566 shares outstanding at September 30, 2019; 44,242,059 shares issued and 43,564,596 shares outstanding at December 31, 2018	503	442
Treasury stock: 677,463 shares held at September 30, 2019 and December 31, 2018	(5,056)	(5,056)
Additional paid-in capital	509,963	493,784
Accumulated other comprehensive loss	(137)	(144)
Accumulated deficit	(504,044)	(420,548)
Total stockholders’ equity	1,229	68,478
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,932	$121,501

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Grants	$103	$292	$2,010	$808
Total revenues	103	292	2,010	808
OPERATING EXPENSES
Research and development	14,331	16,413	51,008	51,361
License fees	—	139	203	319
General and administrative	9,209	6,968	24,263	18,027
Total operating expenses	23,540	23,520	75,474	69,707
Loss from operations	(23,437)	(23,228)	(73,464)	(68,899)
OTHER INCOME (EXPENSE):
Interest income	323	492	1,044	1,196
Interest expense	(1,079)	(1,065)	(3,237)	(3,113)
Change in fair value of warrant liability	(4,850)	—	(4,850)	—
Other expense	(2,989)	—	(2,989)	—
Total other income (expense)	(8,595)	(573)	(10,032)	(1,917)
NET LOSS	$(32,032)	$(23,801)	$(83,496)	$(70,816)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.68)	$(0.55)	$(1.82)	$(1.81)
Weighted-average shares outstanding, basic and diluted	47,208,958	43,334,727	45,845,928	39,168,559

Net loss	$(32,032)	$(23,801)	$(83,496)	$(70,816)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(8)	33	48	11
Foreign currency translation adjustment	(23)	—	(41)	—
Comprehensive loss	$(32,063)	$(23,768)	$(83,489)	$(70,805)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
Three and Nine Months Ended September 30, 2019

Three and nine months ended September 30, 2019 (amounts in thousands, except share data)
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	44,242,059	$442	(677,463)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	—	—	2,136	—	—	2,136
Exercise of stock options	—	—	27,647	—	—	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	—	—	22,702	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	1,350,652	14	—	—	4,611	—	—	4,625
Comprehensive loss	—	—	—	—	—	—	—	(24,528)	79	(24,449)
Balance, March 31, 2019	—	$—	45,643,060	$456	(677,463)	$(5,056)	$500,601	$(445,076)	$(65)	$50,860
Share-based compensation	—	—	—	—	—	—	1,996	—	—	1,996
Exercise of stock options	—	—	2,206	—	—	—	6	—	—	6
Issuance of common stock - Employee Stock Purchase Plan	—	—	40,000	1	—	—	70	—	—	71
Issuance of common stock upon vesting of restricted stock units	—	—	5,857	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	1,240,503	12	—	—	4,340	—	—	4,352
Comprehensive loss	—	—	—	—	—	—	—	(26,936)	(41)	(26,977)
Balance, June 30, 2019	—	$—	46,931,626	$469	(677,463)	$(5,056)	$507,013	$(472,012)	$(106)	$30,308
Share-based compensation	—	—	—	—	—	—	1,648	—	—	1,648
Issuance of common stock upon vesting of restricted stock units	—	—	8,403	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock in public offering, net	575,000	22,944	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(33,500)	(1,336)	3,350,000	34	—	—	1,302	—	—	1,336
Comprehensive loss	—	—	—	—	—	—	—	(32,032)	(31)	(32,063)
Balance, September 30, 2019	541,500	$21,608	50,290,029	$503	(677,463)	$(5,056)	$509,963	$(504,044)	$(137)	$1,229
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
Three and Nine Months Ended September 30, 2018
Three and nine months ended September 30, 2018 (amounts in thousands, except share data)

	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	$—	33,962,640	$340	(677,463)	$(5,056)	$411,922	$(322,512)	$(46)	$84,648
Share-based compensation	—	—	—	—	—	—	3,605	—	—	3,605
Exercise of stock options	—	—	313,258	3	—	—	825	—	—	828
Issuance of common stock upon vesting of restricted stock units	—	—	12,658	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(22,840)	(58)	(22,898)
Balance, March 31, 2018	—	$—	34,288,556	$343	(677,463)	$(5,056)	$416,352	$(345,352)	$(104)	$66,183
Share-based compensation	—	—	—	—	—	—	3,572	—	—	3,572
Exercise of stock options	—	—	521,348	5	—	—	2,153	—	—	2,158
Issuance of common stock - Employee Stock Purchase Plan	—	—	13,779	—	—	—	99	—	—	99
Issuance of common stock in a public offering, net of issuance costs	—	—	9,200,000	92	—	—	64,573	—	—	64,665
Comprehensive loss	—	—	—	—	—	—	—	(24,175)	36	(24,139)
Balance, June 30, 2018	—	$—	44,023,683	$440	(677,463)	$(5,056)	$486,749	$(369,527)	$(68)	$112,538
Share-based compensation	—	—	—	—	—	—	3,677	—	—	3,677
Exercise of stock options	—	—	2,786	—	—	—	10	—	—	10
Issuance of common stock upon vesting of restricted stock units	—	—	2,153	—	—	—	—	—	—	—
Comprehensive loss	—	—		—	—	—	—	(23,801)	33	(23,768)
Balance, September 30, 2018	—	$—	44,028,622	$440	(677,463)	$(5,056)	$490,436	$(393,328)	$(35)	$92,457
See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,496)	(70,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,762	10,854
Depreciation and amortization expense	5,479	4,916
Change in fair value of warrant derivative liability	4,850	—
Amortization of (discount) premium on investment securities, net	(29)	118
Amortization of right-of-use assets	996	—
Accretion of lease liability	590	(198)
Amortization of deferred financing costs	662	663
Loss on disposition of fixed assets	4	—
Expense of issuance costs on warrants and private placement option	3,047	—
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	581	(218)
Prepaid expenses and other assets	(1,524)	162
Accounts payable	(2,474)	(1,444)
Accrued liabilities and other	2,727	2,390
Deferred revenue	(2,010)	(808)
NET CASH USED IN OPERATING ACTIVITIES	(64,835)	(54,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	—	(50,641)
Proceeds from sale of investment securities	45,229	52,239
Purchases of property and equipment	(554)	(1,321)
NET CASH PROVIDED BY INVESTING ACTIVITIES	44,675	277
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in a public offering, net	8,977	64,665
Proceeds from issuance of redeemable convertible preferred stock in a public offering, net	22,944	—
Proceeds from issuance of warrants in a public offering, net	30,995	—
Proceeds received from private placement option, net	11,254	—
Proceeds from exercise of stock options	76	2,996
Proceeds from issuance of stock from employee stock purchase plan	71	99
Payment on financing lease obligations	(30)	(23)
NET CASH PROVIDED BY FINANCING ACTIVITIES	74,287	67,737
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	—
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	54,086	13,633
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	48,668	45,029
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$102,754	$58,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,611	$2,451
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment in accounts payables and accrued liabilities	$—	$55
Accrued issuance costs for public offering	$210	$—
Conversion of redeemable preferred stock into common stock	$1,336	$—
Financing leases incurred for equipment	$167	$—

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND BUSINESS DESCRIPTION
Bellicum Pharmaceuticals, Inc., or Bellicum, was incorporated in Delaware in July 2004 and is based in Houston, Texas. Bellicum is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including CAR-T therapy.
Bellicum has two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Pharma GmbH, a private limited liability company organized under German law. Both were formed for the purpose of developing product candidates in Europe. Bellicum, Bellicum Pharma Limited and Bellicum Pharma GmbH are collectively referred to herein as the “Company”. Bellicum Europe GmbH, a dormant Swiss subsidiary, was liquidated in the third quarter of 2019.

The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis.

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

The Company considered its going concern disclosure requirements in accordance with ASC 205-40-50. The Company concluded that its accumulated deficit since inception and its non-generation of revenue from operations are conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Without a successful plan in place from management, these conditions could negatively impact the Company’s ability to meets its financial obligations over the next year. In response, the Company has raised capital during the 3rd quarter of 2019 (see Note 11) to alleviate such substantial concern. As a result, following this plan, substantial doubt about the Company’s ability to continue as a going concern for the 12 months from the date of issuance of these financial statements is alleviated.

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

Consolidation
All financial information presented includes the accounts of Bellicum and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Revenue Recognition
The Company has not yet generated any revenue from product sales. The Company’s source of revenue for the three and nine months ended September 30, 2019 and 2018 has been from grants. When grant funds are received after costs have been incurred, the Company accrues revenue and records a grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.
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
The Company determines the appropriate classification of investment securities based on whether they represent the investment of funds available for current operations. The Company reevaluates its classification as of each balance sheet date. All investment securities owned are classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value, with unrealized gains and, to the extent deemed temporary, unrealized losses reported as accumulated other comprehensive gain (loss), a separate component of stockholders' equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statements of operations and comprehensive income (loss).
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

Warrant Derivatives

Freestanding warrants exercisable for multiple instruments are classified as liabilities. The Company accounts for these warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). In accordance with this standard, a derivative instrument is recognized as either an asset or liability in the balance sheet and are measured at fair values with gains or losses recognized in earnings at the end of each reporting period.

Offering expenses arising from the issuance of warrants were expensed as incurred.

Private Placement Option

The Company has entered into the Security Purchase Agreement which contains a call option on shares that are puttable outside the control of the Company. The Company treats the option as a liability under ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and measures the fair value of the option at the time of issuance and records changes in fair value as a charge to current earnings at each reporting period.

The Company uses the binomial model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of this instrument. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial period result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial period result in the application of non-cash derivative income.

Offering expenses arising from the issuance of the private placement option were expensed as incurred.

Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

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
Equity Issuance Costs
Equity issuance costs represent costs paid to third parties in order to obtain equity financing. The costs related to preferred and common stock have been netted against the proceeds of the equity issuances.
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
Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from its external service providers. The Company estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each project and total project spending. The Company adjusts its accrual as actual costs become known. When contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone events are achieved.
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
Comprehensive Loss
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of comprehensive income (loss) includes, among other items, unrealized gains and losses on the changes in fair value of investments. These components are added, net of their related tax effect, to the reported net income (loss) to arrive at comprehensive income (loss). The components of accumulated other comprehensive loss at September 30, 2019 and December 31, 2018, on the Company’s balance sheet was comprised of the net unrealized holding gains and losses on the Company’s investment securities and unrealized gains or losses arising from fluctuations in foreign currency exchange rates related to foreign operations. See Note 5 for further detail of the unrealized holding gains and losses on the Company’s investment securities.

Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents.
Diluted net loss per common share is computed by dividing the net loss applicable to common shareholders by the diluted weighted-average number of common shares outstanding during the period calculated by applying the more dilutive of the if-converted method and the two class method for the Series 1 preferred stock, and the more dilutive of the treasury stock method and the two class method for the Public Warrants. In periods in which the Company reports a net loss, all common share equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common shares have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common shares outstanding for basic and diluted net loss per common share data
The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per share of common stock attributable to common stockholders for the periods presented, as the effect of including such securities would be anti-dilutive.

	As of September 30,
	2019	2018
Common Stock Equivalents:	Number of Shares
Redeemable convertible Series 1 Preferred Stock	54,150,000	—
Warrants to purchase common stock	57,500,000	—
Options to purchase common stock	7,010,200	5,868,433
Unvested shares of restricted stock units	166,093	205,155
Unvested shares of restricted stock	—	14,707
Total common stock equivalents	118,826,293	6,088,295
Application of New Accounting Standards

In the first quarter of 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” (“ASC 842”) which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASC 842 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASC 842 as of the beginning of the period of adoption (January 1, 2019) and has not restated comparative periods. The adoption of the new standard did not materially impact the Company's consolidated results of operations and cash flows and did not have an impact on the Company's beginning accumulated deficit balance.

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

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH
As of September 30, 2019, and December 31, 2018, respectively, the Company maintained $3.6 million and $5.0 million as restricted cash.

During 2017, $4.2 million was received from the Cancer Prevention and Research Institute of Texas, or “CPRIT”, and the unreleased balance is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. To-date, CPRIT authorized the release of $1.7 million of restricted funds from the CPRIT account, leaving a balance of $2.5 million at September 30, 2019. For more information about the CPRIT grant, see Note 10.

The remaining $1.1 million of restricted cash as of September 30, 2019 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents (1)	$99,151	$43,695
Restricted cash, noncurrent	3,603	4,973
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$102,754	$48,668

(1) As of September 30, 2019, and December 31, 2018, the Company invested approximately $87.6 million and $25.0 million, respectively, in cash equivalent instruments.

NOTE 5 - FAIR VALUE MEASUREMENTS

Fair Value Measurement
The Company follows ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for application to financial assets and liabilities. ASC 820 defines fair value, provides a consistent framework for measuring fair value under GAAP and requires fair value financial statement disclosures. ASC 820 applies only to the measurement and disclosure of financial assets and liabilities that are required or permitted to be measured and reported at fair value under other ASC topics (except for standards that relate to share-based payments such as ASC Topic 718, Compensation - Stock Compensation).
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

Investment Securities

The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds and treasury bills	$87,645	$87,645	$—	$—
Total Cash Equivalents	$87,645	$87,645	$—	$—
Investment Securities:
U.S. government agency-backed securities	$2,002	$—	$2,002	$—
Corporate debt securities	2,150	—	2,150	—
Total Investment Securities	$4,152	$—	$4,152	$—

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in thousands)
Cash Equivalents:
Money market funds	$24,953	$24,953	$—	$—
Total Cash Equivalents	$24,953	$24,953	$—	$—

Investment Securities:
U.S. government agency-backed securities	$7,383	$—	$7,383	$—
Corporate debt securities	41,921	—	41,921	—
Total Investment Securities	$49,304	$—	$49,304	$—

U.S. Treasury, U.S. government agency-backed securities and corporate debt securities are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Investment securities, all classified as available-for-sale, consisted of the following as of September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
September 30, 2019	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$2,000	$2	$—	$2,002
Corporate debt securities	2,150	—	—	2,150
Total Investment Securities	$4,150	$2	$—	$4,152

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2018	(in thousands)
Investment Securities:
U.S. government agency-backed securities	$7,382	$2	$(1)	$7,383
Corporate debt securities	41,968	—	(47)	41,921
Total	$49,350	$2	$(48)	$49,304

The Company's investment securities as of September 30, 2019, will reach maturity between October 2019 and November 2019, with a weighted-average maturity date in October 2019.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability discussed in Notes 12 and 13, respectively. In the accompanying interim condensed consolidated financial statements as of September 30, 2019, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis at September 30, 2019:

		Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Warrant derivative liability	$37,842	$—	$—	$37,842
Private placement option liability	12,094	—	—	12,094
	$49,936	$—	$—	$49,936

The table below (in thousands) of Level 3 liabilities begins with the valuation as of the beginning of the third quarter of 2019 and then is adjusted for any issuances and exercises that occurred during the third quarter of 2019 and adjusts the balances for changes in fair value that occurred during the current quarter. The ending balance of the Level 3 financial instrument presented above represents our best estimates and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

Three months ended September 30, 2019	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, June 30, 2019	$—	$—	$—
Issuance of warrants	32,992	—	32,992
Receipt of option fee	—	12,094	12,094
Change in fair value	4,850	—	4,850
Balance, September 30, 2019	$37,842	$12,094	$49,936

There were no warrant derivative or private placement option liabilities at December 31, 2018.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
					September 30, 2019	December 31, 2018
	Estimated Useful Lives				(in thousands)
Leasehold improvements			5	Years	$21,633	$21,633
Lab equipment			5	Years	8,855	8,471
Office furniture			5	Years	1,704	1,704
Manufacturing equipment			5	Years	1,891	1,890
Computer and office equipment	3	to	5	Years	1,693	1,606
Equipment held under financing leases			5	Years	270	204
Software			5	Years	393	361
Total					36,439	35,869
Less: accumulated depreciation					(20,235)	(14,991)
Property and equipment, net					$16,204	$20,878

During the nine months ended September 30, 2019 and 2018, the Company recorded $5.4 million and $4.9 million of depreciation expense, respectively. Leasehold improvements as of September 30, 2019 and December 31, 2018 includes $2.5 million related to costs incurred by the landlord.

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

In July 2019, the Company exercised the first of its renewal options to extend its lease of office and laboratory space at its Houston, Texas facility for an additional year, commencing February 1, 2020. As a result of the lease renewal, the Company recorded an incremental ROU asset and lease liability of $1.0 million upon exercising the option.

As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments. Components of lease cost are as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)
Operating lease cost(1)	$594	$1,587
Short-term lease cost	$—	$47

(1) Includes right-of-use asset amortization of $359,000 and $996,000 for the three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

Nine months ended September 30, 2019
(in thousands)
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,741
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,263
Weighted-average remaining lease term and discount rate for operating leases are as follows:

September 30, 2019
Weighted-average remaining lease term	5.3 years
Weighted-average discount rate	12.1%
Maturities of lease liabilities by year for leases are as follows (in thousands):

	Operating Leases	Financing Leases
2019(1)	$655	$24
2020	2,663	96
2021	1,673	90
2022	1,418	39
2023	1,143	—
2024 and beyond	3,250	—
Total lease payments	10,802	249
Less: Imputed interest	(2,982)	(40)
Present value of lease liabilities	$7,820	$209

(1) Excluding the 9 months ended September 30, 2019.
As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows:

Year	Operating Leases	Capital Leases
	(in thousands)
2019	$2,087	$68
2020	1,112	68
2021	1,055	43
2022	1,094	—
2023	1,133	—
Thereafter	3,222	—
Total minimum rentals	$9,703	179

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued construction costs	$—	457
Accrued payroll (1)	5,007	3,430
Accrued patient treatment and monitoring costs	2,083	2,053
Accrued manufacturing costs	2,104	546
Accrued professional services	1,820	235
Accrued obligations under material supply agreements	1,091	—
Accrued other	2,258	1,868
Total accrued expenses and other current liabilities	$14,363	8,589

(1) In the third quarter of 2019, the Company implemented a reduction in force to reduce costs and focus on strategic initiatives. As such approximately 19% of the consolidated headcount was reduced resulting in severance costs of approximately $3.7 million, of which approximately $3.3 million is included in accrued payroll.

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
The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred financing costs, and are included in long-term debt on the Company's balance sheet. The deferred financing costs are being amortized over the term of the loan as interest expense. Interest expenses included amortization of deferred financing costs of $0.2 million during each of the three-month periods ended September 30, 2019 and 2018 and $0.7 million during each of the nine-month periods ended September 30, 2019 and 2018.
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

During the three and nine-month periods ended September 30, 2019, the Company recognized expenses and accrued revenue of $0.1 million and $2.0 million, respectively, for work performed under the CPRIT grant. During the three and nine-month period ended September 30, 2018, the Company recognized expenses and accrued revenue of $0.3 million and $0.8 million, respectively for work performed under the CPRIT grant.

NOTE 11 - AUGUST 2019 PUBLIC OFFERING AND PRIVATE PLACEMENT
August 2019 Public Offering
On August 16, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 575,000 shares of the Series 1 Redeemable Convertible Non-Voting Preferred Stock of the Company (the “Series 1 Preferred Stock”) and warrants (the “Public Warrants”) to purchase up to 57,500,000 shares of its common stock. Each share of Series 1 Preferred Stock was being sold together with a warrant to purchase 100 shares of common stock at a combined price to the public of $100.00. Under certain circumstances, each warrant to purchase 100 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock. The offering closed on August 21, 2019, and the net proceeds to the Company from the Offering was approximately $53.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, and excluding any proceeds that the Company may receive upon exercise of the Public Warrants.

All of the Public Warrants sold in the Offering have an exercise price of $1.30 per share of common stock or, in certain circumstances, for $130.00 per share of Series 1 Preferred Stock, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Public Warrants will be immediately exercisable upon issuance, provided that the holder will be prohibited, subject to certain exceptions, from exercising a warrant for shares of common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The Public Warrants will expire on August 21, 2026, unless exercised prior to that date.

Private Placement

On August 16, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company has agreed to issue in a private placement (i) 350,000 shares of its Series 2 Redeemable Convertible Non-Voting Preferred Stock (the “Series 2 Preferred Stock”), at a purchase price of $100.00 per share, and related warrants (the “Private Warrants”) to purchase up to 28,000,000 shares of common stock at an exercise price of $1.00 per share, and (ii) 250,000 shares of its Series 3 Redeemable Convertible Non-Voting Preferred Stock (the “Series 3 Preferred Stock” and, together with the Series 1 Preferred Stock and Series 2 Preferred Stock, the “Preferred Stock”), at a purchase price of $140.00 per share, and related warrants (also, “Private Warrants”) to purchase up to 8,750,000 shares of common stock at an exercise price of $1.40 per share. The purchase and sale of the securities issuable under the private placement agreement may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion within five days’ notice to the Company, and is subject to the Company’s obtaining stockholder approval for additional authorized shares of Common Stock or a reverse stock split (the “Required Stockholder Approval”), and the right of the Purchasers to purchase such securities will expire two and a half years after the Required Stockholder Approval, with respect to the Series 2 Preferred Stock, and three years after such stockholder approval, with respect to the Series 3 Preferred Stock, if not exercised prior to that date.

The Company received $11.3 million in option proceeds, net of offering costs, upon the execution of the Securities Purchase Agreement.

Total offering costs incurred by the Company related to the Public Warrants, Private Warrants and options amounted to $3.0 million, which are presented as other expense on the accompanying condensed consolidated statements of operations and comprehensive loss.

NOTE 12 - WARRANT DERIVATIVE LIABILITY

In connection with the Company’s August 2019 Public Offering of the Series 1 redeemable convertible preferred stock (see Note 11), the Company issued immediately exercisable warrants ("Series 1 warrants") to purchase up to 57,500,000 shares of common stock and, under certain circumstances, each warrant to purchase 100 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock (see Note 11). The Company recorded the Series 1 warrants as a derivative liability under ASC 815, Derivatives and Hedging.

The Company determined the fair value of the Series 1 warrants on the date of issuance to be $33.0 million, as determined using the binomial model. The Company revalued the Public Warrants at September 30, 2019 using a binomial model, and the fair value of the Public Warrants were estimated to be $37.8 million as at September 30, 2019. The Company recorded $4.9 million as a non-cash loss on warrant derivative liability as current period expense during the quarter ended September 30, 2019.

Inputs used to determine estimated fair value (Level 3) include the estimated fair value of the warrants, as determined by the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, risk-free interest rates and expected dividends.

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	August 21, 2019	September 30, 2019
Risk-free interest rate	1.54%	1.62%
Volatility	69.72%	70.89%
Expected life (years)	7.00	6.89
Expected dividend yield	—	—

NOTE 13 - PRIVATE PLACEMENT OPTION LIABILITY

In August 2019, the Company executed the Securities Purchase Agreement in relation to the August 2019 private placement (see Note 11), and received net option fee proceeds of approximately $11.3 million (the “Option Fee”). Pursuant to the Securities Purchase Agreement, the Company agreed to issue, in multiple private placements, Series 2 and 3 Preferred Stock and Private Warrants upon the request of the Purchasers, provided that the Company obtains stockholder approval for additional authorized shares or a reverse stock split to cover all the common shares underlying the Series 2 and 3 Preferred Stock and Private Warrants issuable for the Option Fee.

The right of the Purchasers to purchase such securities will expire two and a half years after the obtaining stockholder approval for additional authorized shares or a reverse stock split, with respect to the Series 2 Preferred Stock, and three years after such stockholder approval or such reverse stock split, with respect to the Series 3 Preferred Stock, if not exercised prior to that date.

The Company determined that the Option Fee is a liability under ASC 480 because it can be exercised for Series 2 and 3 Preferred Stock that are puttable outside the control of the Company. The Company recorded the net proceeds of the Option Fee as a liability which approximates the fair value at September 30, 2019. The Company will mark-to-market the Option Fee and record the change in fair value as a non-cash charge to current period earnings at each reporting period.

NOTE 14 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to an underwritten public offering (see Note 11). The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 541,500 shares of Series 1 preferred stock issued and outstanding as of September 30, 2019. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of September 30, 2019. There were no preferred shares issued and outstanding at December 31, 2018. The Series 1 preferred stock was issued together with warrants for a combined purchase price of $100.00 per share of Series 1 preferred stock and one warrant to purchase 100 shares of common stock. During the three months ended September 30, 2019, 33,500 shares of Series 1 preferred stock were converted to common stock.

As of September 30, 2019, the Company classified the Series 1 Preferred Stock as temporary equity, under ASC 480, as the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

The Series 1 Preferred Stock is not currently redeemable and is only redeemable upon a fundamental change at a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented in temporary equity to its redemption amount is unnecessary if it is not probable that the instrument will become redeemable. As (i) the Series 1 Preferred Stock is only redeemable upon a fundamental change, the occurrence of which is not probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 Preferred Stock to its redemption amount.

Optional Conversion

Each share of Preferred Stock is initially convertible into 100 shares of Common Stock. The conversion price at which Preferred Stock may be converted into shares of common stock, is subject to adjustment in connection with certain specified events.

Redemption

Until the applicable Transition Date (defined below), at any time on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, all or any portion of the preferred stock is redeemable at the option of the holder at a redemption price of $100.00 per share (for Series 1 and Series 2 Preferred Stock) and $140.00 per share (for Series 3 Preferred Stock).  The “Transition Date” means:

With respect to the Series 1 preferred stock, the first date following August 21, 2021, on which each of the Conditions (as defined below) is met (the “Series 1 Transition Date”);

With respect to the Series 2 preferred stock, the first date following the six-month anniversary of the Series 1 Transition Date on which each of the Conditions is met (the “Series 2 Transition Date”); and

With respect to the Series 3 preferred stock, the first date following the six-month anniversary of the Series 2 Transition Date on which each of the Conditions is met.

The “Conditions” mean: (1) the closing price of the Company’s common stock has been equal to or exceeded $2.50 per share for 180 calendar days (for determining if the Conditions are met for the Series 1 preferred stock and Series 2 preferred stock) and $3.50 per share (for the Series 3 preferred stock) for 180 calendar days; (2) the 50-day average trading volume of the Company’s common stock on the Nasdaq stock market is greater than 500,000 shares; and (3) a Phase 3 or Phase 2 pivotal clinical trial for one of the Company’s CAR T product candidates has been initiated, meaning that at least one clinical trial site has been activated.

Dividends

Shares of Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of common stock.

Liquidation

Until the applicable Transition Date, in the event of a liquidation, dissolution, winding up or deemed liquidation, holders of the Preferred Stock will receive a payment equal to the applicable per share purchase price of their Preferred Stock before any proceeds are distributed to the holders of Common Stock. The liquidation preferences, protective voting provisions and redemption rights of the Preferred Stock will terminate upon the occurrence of certain events.

Voting

Shares of Preferred Stock will generally have no voting rights, except to the extent expressly provided in the Company’s certificate of incorporation or as otherwise required by law.

NOTE 15 - STOCKHOLDERS' EQUITY

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

On October 5, 2018, the Company entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3. During the nine months ended September 30, 2019, the Company received $9.0 million in net proceeds from the sale of 2,591,155 shares of its common stock in the open market. On August 16, 2019, in connection with the Public Offering, the Company delivered written notice to Jefferies LLC that the Company was suspending and terminating the prospectus supplement related to the shares of its common stock issuable pursuant to the Sale Agreement. The Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the ATM Prospectus Supplement, the Sale Agreement remains in full force and effect.

NOTE 16 - SHARE-BASED COMPENSATION

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Equity Incentive Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

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

The number of shares of common stock available for issuance under the 2019 Plan will be reduced by: (i) one share for each share issued pursuant to a stock option or stock appreciation right with an exercise price that is at least 100% of the fair market value of common stock on the date of grant, or an Appreciation Award granted under the 2019 Plan; and (ii) 1.25 shares for each share issued pursuant to a stock award that is not an Appreciation Award, or a Full Value Award, granted under the 2019 Plan.

The number of shares of common stock available for issuance under the 2019 Plan will be increased by: (i) one share for each Prior Plans’ Returning Share or 2019 Plan Returning Share subject to an Appreciation Award; and (ii) 1.25 shares for each Prior Plans’ Returning Share or 2019 Plan Returning Share subject to a Full Value Award.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards.

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2019:

Options and Inducement Awards
Outstanding at December 31, 2018	5,759,246
Granted	2,756,305
Exercised	(2,206)
Forfeited	(1,503,145)
Outstanding at September 30, 2019	7,010,200
Exercisable at September 30, 2019	2,911,752

The following table summarizes the stock award activity for all stock plans during the nine months ended September 30, 2019:

Restricted Stock Awards and Units
Outstanding at December 31, 2018	246,155
Granted	30,000
Vested	(61,031)
Forfeited	(49,031)
Outstanding at September 30, 2019	166,093
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, or the ESPP, provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 550,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. During the nine-month periods ended September 30, 2019 and 2018, there were 40,000 and 13,779 shares purchased by the ESPP, respectively. As of September 30, 2019, there were 374,637 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:	Nine months ended September 30,
	2019	2018
	(amounts in thousands)
Deductions from employees	$113	$168
Share-based compensation expense recognized	75	111
Remaining share-based compensation expense	116	285

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Nine months ended September 30,
	2019	2018
Risk-free interest rate	2.24%	2.63%
Volatility	72.1%	72.1%
Expected life (years)	6.04	6.08
Expected dividend yield	—	—

Share-based compensation expense by classification for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$761	$1,606	$2,784	$4,898
General and administrative	873	2,070	2,978	5,956
Total	$1,634	$3,676	$5,762	$10,854
At September 30, 2019, total compensation cost not yet recognized was $11.3 million and the weighted-average period over which this amount is expected to be recognized is 2.3 years.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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
Litigation
On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of the Company's securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements concerning the Company's clinical trials being conducted in the U.S. to assess rivo-cel (rivogenlecleucel, formerly known as BPX-501) as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class and on May 15, 2019, plaintiffs filed an amended class action complaint. On July 5, 2019, defendants filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on August 26, 2019 and the Company filed its reply to the opposition on September 22, 2019.

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

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, a third amended complaint was filed, which alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Plaintiffs are seeking unspecified monetary damages including punitive damages. In response to the third amended complaint, Bellicum filed a demurrer and a motion to strike portions of the third amended complaint, both of which are set for hearing on November 26, 2019. Written discovery and depositions are proceeding in the litigation.

The Company intends to vigorously defend itself in these proceedings. An adverse finding could materially affect our business and results of operations.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies by modulating T cell function via controllable molecular switches. We are focused on developing treatments for various forms of cancer, including both hematological cancers and solid tumors. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.

We are developing next-generation product candidates in some of the most important areas of cellular immunotherapy, including chimeric antigen receptor T cell therapy, or CAR-T. CAR-T cell therapies are an innovative approach in which a patient’s T cells are genetically modified to carry chimeric antigen receptors, or CARs. While high objective response rates have been reported in some hematological malignancies, CAR-T cells have shown limited clinical efficacy in solid tumors due to limited proliferation and persistence of these cells and to immune suppressive factors found in the tumor microenvironment. Patients treated with CAR-T cell therapies can have serious and sometimes fatal toxicities, which include instances in which the CAR-T cells have caused high levels of cytokines due to over-activation, referred to as “cytokine release syndrome,” or CRS, neurologic toxicities and cases in which CAR-T cells have attacked healthy organs. In each case, these toxicities have sometimes resulted in death.

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

•
Our CaspaCIDe™ safety switch (also known as inducible Caspase-9, or iC9) is designed to be inactive unless the patient experiences a serious side effect (e.g., CRS or neurologic toxicities). In that event, a small molecule dimerizer (e.g., rimiducid or temsirolimus) is administered to induce Caspase-9 and eliminate a majority of the cells, with the goal of attenuating the therapy and resolving the serious side effect.

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

•
BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic, gastric, or prostate cancers expressing PSCA is ongoing and we expect to report updated data from this clinical trial in the second half of 2020.

•
BPX-603 is a dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is Bellicum’s first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2.

•
Rivo-cel (rivogenlecleucel, formerly known as BPX-501), which contains our proprietary CaspaCIDe safety switch, is a product candidate intended to improve hematopoietic stem cell transplantation, or HSCT, outcomes in the treatment of hematologic malignancies, including leukemias, lymphomas, and inherited blood disorders. We are actively pursuing a strategic partner for rivo-cel to assume future development and commercialization responsibilities for this product candidate. Concurrently, we have reduced and expect to continue to reduce our rivo-cel related activities.

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality, which are currently being used to produce BPX-601 for our clinical trials. We are leveraging this know how in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR-T product candidates to create and develop first and best-in-class product candidates.

We have established in-house cell manufacturing and vector production capabilities at our headquarters facility in Houston, Texas. We are actively pursuing a partner to purchase our manufacturing facility and establish a preferred supply agreement with the goal of reducing our costs while maintaining viral vector and cell therapy development capabilities and dedicated manufacturing capacity to support our product candidates.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
The following table sets forth our results of operations for the three and nine month periods ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Total revenues	$103	$292	$(189)	$2,010	$808	$1,202
Operating expenses:
Research and development	14,331	16,413	(2,082)	51,008	51,361	(353)
License fees	—	139	(139)	203	319	(116)
General and administrative	9,209	6,968	2,241	24,263	18,027	6,236
Total operating expenses	23,540	23,520	20	75,474	69,707	5,767
Loss from operations	(23,437)	(23,228)	(209)	(73,464)	(68,899)	(4,565)
Other income (expense):
Interest income	323	492	(169)	1,044	1,196	(152)
Interest expense	(1,079)	(1,065)	(14)	(3,237)	(3,113)	(124)
Change in fair value of warrant liability	(4,850)	—	(4,850)	(4,850)	—	(4,850)
Other expense	(2,989)	—	(2,989)	(2,989)	—	(2,989)
Total other expense	(8,595)	(573)	(8,022)	(10,032)	(1,917)	(8,115)
Net loss	$(32,032)	$(23,801)	$(8,231)	$(83,496)	$(70,816)	$(12,680)

Grant Revenues

Grant revenues were comparable in the three months ended September 30, 2019 and 2018. We recognized grant revenue of $2.0 million and $0.8 million, respectively, in the nine months ended September 30, 2019 and 2018 from the CPRIT grant. The increase in grant revenues was due to the initiation of additional clinical sites in 2019. During the three months ended September 30, 2019, we began reducing expenditures for the development of rivo-cel, and are seeking a strategic partner to assume future development and commercialization responsibilities for this product candidate.

Research and Development Expenses

Research and development expenses decreased $2.1 million in the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The decrease was primarily due to reduced expenses related to rivo-cel and reductions in general research and development expenses, partially offset by increased expenses related to our GoCAR-T program. In addition, during the three months ended September 30, 2019, we implemented a reduction in force to reduce ongoing expenses and focus on our strategic initiatives. The effect of the reduction in force was offset by severance costs during the same three month period.

Research and development expenses decreased $0.4 million in the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. Expenses related to our GoCAR-T program in the 2019 period increased compared with the 2018 period. Increased GoCAR-T expense was offset by reduced expenses related to rivo-cel, and reduced general research and development expenses.

License Fees

We incur license fees under the terms of our various license agreements for intellectual property. License fees were comparable in the three and nine months ended September 30, 2019 and 2018. See Note 12 to the audited financial statements in our Annual Report for additional information about our license agreements.

General and Administrative Expenses

General and administrative expenses increased $2.2 million in the three-month period ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to an accrual of severance costs, arising from the reduction in force as well as reductions in rivo-cel related activities.

General and administrative expenses increased $6.2 million in the nine-month period ended September 30, 2019, compared to the same period in 2018. The increase is primarily due to an increase in personnel costs and increased commercialization activities during the first half of 2019, and an accrual of severance costs arising from the reduction in force as well as reductions in rivo-cel related activities during the third quarter of 2019.

Other Expense

Other expense primarily consists of interest expense, partially offset by interest income, changes in fair values of our warrant liability and offering expenses incurred in the issuance of warrants and the private placement option. Other expenses increased $8.0 million in the three months ended September 30, 2019 compared to the same period in 2018. Other expenses increased $8.1 million in the nine months ended September 30, 2019 compared to the same period in 2018. In each case, the increase is primarily the result of the $4.9 million loss recognized on change in fair value of our warrant liability as well as the $3.0 million offering expenses incurred during the quarter ended September 30, 2019. See Notes 5 and 12 to the unaudited interim financial statements for additional information about our warrant derivative liability.

Liquidity and Capital Resources

Sources of Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2019 we had a significant accumulated deficit of approximately $504.0 million and working capital of approximately $28.4 million. During the nine months ended September 30, 2019, we had a net loss of approximately $83.5 million and negative cash flows from operations of approximately $64.8 million. Our cash resources are primarily consumed by operating activities. Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our cash, cash equivalents, restricted cash and investment securities of $106.9 million as of September 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into 2021.

We have had and will continue to have negative cash flows from operations, at least into the near future. We have previously funded, and plan to continue funding, our losses primarily through the sale of common stock, preferred stock, debt financings and grants. However, we cannot be certain that we will be able to obtain such funds required for our operations at terms acceptable to us or at all.

We will continue to attempt to obtain future financing or engage in strategic transactions which may require us to curtail our operations. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. To continue as a going concern, we may postpone or terminate some of our research and development programs and reduce our administrative costs. We may also intend to seek additional funding including, but not limited to any or all of the following potential sources:

In August 2018, we filed a registration statement on Form S-3 for the offer and sale by us of our securities in one or more offerings for up to an aggregate maximum offering price of $150.0 million. The registration statement became effective August 23, 2018.

In July 2019, we filed an additional registration statement on Form S-3 for the offer and sale by us of our securities in one or more offerings for up to an aggregate maximum offering price of $400.0 million. The registration statement became effective July 30, 2019.

On October 5, 2018, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3. During the nine months ended September 30, 2019, we received $9.0 million in net proceeds from the sale of 2,591,155 shares of our common stock in the open market. On August 16, 2019, in connection with the Offering (as defined below), we delivered written notice to Jefferies LLC that we were suspending and terminating the prospectus supplement related to the shares of our common stock issuable pursuant to the Sale Agreement. We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the ATM Prospectus Supplement, the Sale Agreement remains in full force and effect. See Note 15 to the unaudited interim financial statements.

On August 16, 2019, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, or the Underwriters, relating to an underwritten public offering, or the Offering of 575,000 shares of our Series 1 Redeemable Convertible Non-Voting Preferred Stock, or the Series 1 Preferred Stock, and warrants, or the Public Warrants, to purchase up to 57,500,000 shares of our common stock. Each share of Series 1 Preferred Stock is being sold together with a warrant to purchase 100 shares of common stock at a combined price to the public of $100.00. The offering closed on August 21, 2019, and the net proceeds to us from the Offering was approximately $53.9 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding any proceeds that we may receive upon exercise of the Public Warrants. See Note 11 to the unaudited interim financial statements.

On August 16, 2019, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which we agreed to issue in a private placement (i) 350,000 shares of our Series 2 Redeemable Convertible Non-Voting Preferred Stock (the “Series 2 Preferred Stock”), at a purchase price of $100.00 per share, and related warrants (the “Private Warrants”) to purchase up to 28,000,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 250,000 shares of our Series 3 Redeemable Convertible Non-Voting Preferred Stock (the “Series 3 Preferred Stock” and, together with the Series 1 Preferred Stock and Series 2 Preferred Stock, the “Preferred Stock”), at a purchase price of $140.00 per share, and related warrants (also, “Private Warrants”) to purchase up to 8,750,000 shares of our common stock at an exercise price of $1.40 per share. The purchase and sale of the securities issuable under the private placement agreement may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion within five days’ notice to us, and is subject to us obtaining stockholder approval for additional authorized shares of our common stock or a reverse stock split (the “Required Stockholder Approval”). The Company received $11.3 million in option proceeds, net of offering costs, upon the execution of the Securities Purchase Agreement. See Note 11 to the unaudited interim financial statements.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs.

The successful development of any of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of our GoCAR-T program or our other current and future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of product candidates.

Cash Flows

Our liquid assets, consisting of cash, restricted cash and investments in marketable securities increased $8.9 million in the nine months ended September 30, 2019. We received $53.9 million in net proceeds from issuance of redeemable convertible preferred stock and warrants, $11.3 million in net proceeds from our private placement option, $9.0 million in net proceeds from sales of our common stock through the Open Market Sale Agreement and $0.1 million in proceeds from stock option exercises and the sale of common stock under our ESPP. We used $64.8 million to fund our operating activities, and $0.6 million to fund purchases of equipment.

In the comparable nine months ended September 30, 2018, our liquid assets increased 13.3 million. We received $64.7 million from a public offering of our common stock, and $3.1 million from stock option exercises and the sale of common stock under our ESPP. We used $54.4 million to fund our operating activities, and $1.3 million to fund purchases of equipment.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. For a discussion of our critical accounting policies and estimates, see Note 3 to the unaudited financial statements included in this Quarterly Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to realize income from our investments without assuming significant risk. To achieve our objectives, we invest our cash allocated to fund our short-term liquidity requirements with prominent financial institutions in bank depository accounts and institutional money market funds. We invest the remainder of our cash in corporate debt securities and municipal bonds rated at least A quality or equivalent, U.S. Treasury notes and bonds and U.S. and state government agency-backed securities. As of September 30, 2019, we had cash, cash equivalents, restricted cash and investment securities of $106.9 million.
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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive, Principal Financial and Principal Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel (rivogenlecleucel, formerly known as BPX-501) as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class and on May 15, 2019, plaintiffs filed an amended class action complaint. On July 5, 2019, defendants filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on August 26, 2019 and the Company filed its reply to the opposition on September 22, 2019.

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

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, a third amended complaint was filed, which alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Plaintiffs are seeking unspecified monetary damages including punitive damages. In response to the third amended complaint, Bellicum filed a demurrer and a motion to strike portions of the third amended complaint, both of which are set for hearing on November 26, 2019. Written discovery and depositions are proceeding in the litigation.

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
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $83.5 million and $70.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $504.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of September 30, 2019, we had cash, restricted cash and cash equivalents of approximately $102.8 million and total investments in marketable securities of $4.2 million. We maintain our cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, restricted cash and cash equivalents and investments in marketable securities, or a total of $106.9 million, are expected to be sufficient to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2021.
We expect to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our loan agreement with Oxford Finance prohibits us from incurring indebtedness without the prior written consent of Oxford. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:

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
The FDA and other regulatory authorities may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.
Our business and future success depends, in part, on our ability to obtain regulatory authority assent to conduct human clinical trials, obtain regulatory approval to launch a product based on evidence of clinical safety and efficacy and then successfully commercialize our clinical product candidates. All of our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can expect to generate any revenue from product sales.
Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•
The FDA or comparable regulatory authority or an Institutional Review Board or comparable ethics oversight body may decline to clear the applicable Investigational New Drug Application (IND) or equivalent regulatory submission necessary to conduct human clinical trials;

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
We have devoted substantially all of our financial resources and efforts to developing our proprietary CID technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed development of any products. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing requisite clinical trials through all phases of clinical development of our current product candidates;

•	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials, if any;

•
launching and commercializing product candidates for which we obtain marketing approval, if any, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

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
Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the likelihood or timing for when we may receive regulatory approval of any of our current or future product candidates or when we will be able to achieve or maintain profitability, if ever. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain the regulatory approvals to market and sell one or more of our product candidates, we may never generate significant revenues from any commercial sales for several reasons, including because the market for our products may be smaller than we anticipate, or products may not be adopted by physicians and payors or because our products may not be as efficacious or safe as other treatment options. If we fail to successfully commercialize one or more products, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies and clinical trials in addition to those that we currently anticipate for our product candidates, or if there are any delays in our or our partners completing clinical trials or the development of any of our product candidates. Further, if one or more of the product candidates that we independently develop is approved for commercial sale, we expect to incur significant costs associated with commercializing any such product candidates. Finally, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Cell therapies are novel and present significant challenges.
CAR T and other cell therapy product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, including:

•	obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of cell therapies for cancer;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•
developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells and other immune cell types ex vivo and infusing the engineered cells into the patient;

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

Our inability to successfully develop CAR T and other cell therapies or develop processes related to the manufacture or commercialization of these therapies would adversely affect our business, results of operations and prospects.
Our clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.
Clinical testing is expensive, takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our product candidates are subject to the risks of failure inherent in biologic drug development. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use in the target indication before we can obtain regulatory approvals for commercial sale. Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results and most product candidates that commence clinical trials are never approved as products. We expect there may be greater variability in results for cellular immunotherapy products processed and administered on a patient-by-patient basis like some of our CID technology-based development and product candidates than for “off-the-shelf” products, like many drugs.
If any of our product candidates fail to demonstrate sufficient safety or efficacy, we would experience potentially significant delays in, or be required to abandon our development of the product candidate, which would have a material and adverse impact on our business, prospects, financial condition and results of operations.
Many of our current product candidates are in pre-clinical or early stage clinical trials, and we may experience unfavorable results in the future.

Phase 1 clinical trials are ongoing for BPX-601 for the treatment of pancreatic cancers. We have not initiated clinical trials for any additional preclinical CAR-T product candidates and we may not be able to commence clinical trials on the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and our other preclinical programs may not be indicative of the results of clinical trials of these product candidates. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We are actively pursuing a partner for our U.S. manufacturing facility and, if a transaction is completed, we will be reliant on a third party to manufacture our clinical and commercial products and may not be able to secure adequate manufacturing capacity.*

We have completed the buildout of manufacturing space at our leased headquarters in Houston, Texas and have begun in-house clinical supply manufacturing. However, we have determined that the facility includes capacity far in excess of our current and near-term manufacturing needs and we are therefore actively pursuing a partner for the facility with the goal of reducing our costs while maintaining viral vector and cell therapy development capabilities and dedicated manufacturing capacity to support our product candidates. If we conclude a transaction in which a third party assumes ownership of the facility, we will be reliant on that third party to supply all of our product candidates. In such circumstances, we will endeavor to structure the transaction in a manner that ensures availability of adequate capacity and priority access thereto for the continued clinical development of our product candidates. If such a partner assumes ownership of the facility, it will be necessary to transfer the equipment, personnel, processes, and know-how required to manufacture our products. Given the complexity of the manufacturing processes for cellular therapies, the facility partner may be unable to effectively manufacture or release our products in accordance with applicable cGMP standards, which could result in significant costs or delays to our programs.

In addition, we may be unable to identify an appropriate entity with whom to partner the manufacturing facility or may be unable to conclude an agreement on acceptable terms. Failure to complete the partnership process may negatively impact our ability to continue manufacturing in the facility and delay ongoing programs, or may require us to incur significant additional costs to support the unused capacity.
We need to oversee manufacturing of a complex supply chain of cellular therapy product candidates, viral vectors and small molecule drugs. If we partner our Houston manufacturing facility, we expect to rely on third parties to manufacture all of our clinical cell therapy product candidates, viral vectors and small molecule supplies.
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
We currently rely on outside vendors to manufacture supplies and process our product candidates, which is and will need to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale. We may not be able to scale patient-by-patient manufacturing and processing to satisfy clinical or commercial demands for any of our product candidates. In addition, our anticipated reliance on a limited number of third-party manufacturers for manufacturing exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and any replacement contractor must be approved by regulatory authorities. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of regulatory approval, if any.

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
Each of these risks could delay our clinical trials, the approval, if any of our product candidates or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.*
The United Kingdom is currently negotiating the terms of its exit from the European Union, often referred to as “Brexit”, which is scheduled for January 2020. In November 2018, the United Kingdom and the European Union agreed upon a draft withdrawal agreement, including a transition period to allow time for a future trade agreement to be agreed. To date, withdrawal agreements have been rejected by the U.K. Parliament, creating significant uncertainty about the terms under which the United Kingdom will leave the European Union. If no agreement can be reached and the United Kingdom leaves the European Union with no agreement, there will be a period of considerable uncertainty, particularly with respect to the free movement of goods, services, people, data and capital between the United Kingdom and the European Union. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the European Medicines Agency has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit. Examples of the impact Brexit could have on our business, financial condition or results of operations include:

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
We plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

If we are unable to identify a strategic partner for rivo-cel, we may not realize value from this asset and we will continue to incur substantial costs.*

We are actively pursuing a strategic partner for rivo-cel that will assume all current and future development and commercialization responsibilities for this product candidate. Concurrently, we have reduced and will continue to reduce our rivo-cel related activities and spending. If we are unable to identify an appropriate strategic partner or to negotiate and consummate a license agreement with such a partner, then we will not submit the planned Marketing Authorisation Application (MAA) in order to seek approval to commercialize this product candidate in Europe. Such a delay in the process of preparing and submitting the MAA will make it more difficult for us or any possible strategic partner to restart the process in the future and ultimately obtain approval for the product, increasing the likelihood that we may be unable to derive any meaningful revenue from this asset. In addition, we are obligated to continue certain regulatory and clinical activities following conclusion of the rivo-cel clinical trials and if we are unable to identify a strategic partner, we will continue to incur the costs for the internal and external resources required to complete those activities.

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
As of December 31, 2018, we had aggregate U.S. and U.K. net operating loss carryforwards of approximately $303.0 million and $2.4 million, respectively, and aggregate U.S. federal and Texas state research and development credits of approximately $8.9 million and $4.7 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced one or more ownership changes in the past, including with respect to our August 2019 public offering, and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Risks Related to Government Regulation
The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
We have not previously submitted a BLA to the FDA, or similar approval filings to other foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. In addition, the cell and gene therapy office of the FDA has limited experience with combination products that include a small molecule component. Approval of our product candidates, including rivo-cel, will require this FDA office to consult with another division of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use our product candidates for many reasons. Many factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

•	the extent and quality of the clinical evidence supporting the efficacy and safety of our product candidates;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	the willingness and ability of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•	confusion or lack of understanding regarding the effects of rimiducid and the timing and size of dosing of rimiducid after immune cell therapy; and

•	the effectiveness of our sales and marketing efforts.
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
Our target patient populations for our potential product candidates are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial and manufacturing infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates, for example, reimbursement for administration of our product candidates to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We license from Baylor College of Medicine, or Baylor, certain intellectual property related to methods for activating antigen presenting cells, to certain genetic constructs and to certain methods for inducing apoptosis. Baylor may terminate or modify our licenses in the event of a material breach by us that remains uncured following the date that is 90 days after written notice of such breach or upon certain insolvency events that remain uncured following the date that is 30 days following written notice of such insolvency event. In addition, we have funded certain of our ongoing clinical development and will fund certain of our future clinical development with funds from the State of Texas. The State of Texas may have rights to commercialize the results of those clinical trials if it determines that we have failed, after notice and an opportunity to cure, to use diligent and commercially reasonable efforts to commercialize or otherwise bring to practical application the results of the funded clinical trials. We are also dependent on our license agreements with Agensys, Inc. (a subsidiary of Astellas Pharma, Inc.) with respect to PSCA-targeted CARs, and BioVec Pharma Inc. with respect to making retrovirus for all of our programs. The termination of any of these licenses could have a material adverse effect on our business.
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
We are aware of third-party patents having claims that may be considered as being directed to single-chain antibody fragments that bind to PSCA and these patents may be considered relevant to BPX-601 and related technologies we are developing. We currently are evaluating whether or not we need to obtain rights to these patents under a license, and if it is determined that we need to obtain such rights, whether these rights can be obtained. We are also aware of third-party patent applications having claims that may be considered as being directed to cellular therapy constructs utilizing a heterodimer domain for activation of iC9. We are monitoring these applications and if they are granted with the claims as drafted, they may be relevant to our potential dual-switch product candidates containing such a heterodimer activation domain.
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
Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court.  The lawsuits purport to assert class action claims on behalf of purchasers of our securities during the period from May 8, 2017 through January 30, 2018. The complaints allege that the defendants violated the Exchange Act by making materially false and misleading statements concerning our clinical trials being conducted in the U.S. to assess rivo-cel as an adjunct T-cell therapy administered after allogeneic hematopoietic stem cell transplantation.  The complaints purport to assert claims for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The complaints seek, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On March 26, 2019, the court appointed lead plaintiffs to represent the putative class and on May 15, 2019, the plaintiffs filed an amended class action complaint. On July 5, 2019, defendants filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on August 26, 2019 and the Company filed its reply to the opposition on September 22, 2019.
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
As of October 31, 2019, our executive officers, directors and 5% stockholders beneficially owned approximately 56% of our outstanding voting shares. Therefore, these stockholders may have the ability to significantly influence us through this ownership position. These stockholders may be able to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

Our consolidated financial statements, including our liabilities and statements of operations are subject to quarterly changes in our derivative accounting of our outstanding Series 1 Preferred Stock, warrants and related option fee proceeds.

In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, and ASC Topic 480, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for as temporary equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability is re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, the binomial model is utilized, adjusted for the effect of dilution, which embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of these instruments. This process requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Additionally, in connection with our August 2019 private placement we received option fee proceeds, or the Option Fee, which is accounted for as a derivate liability. The value of the Option Fee is re-measured at each reporting period with changes in fair value recorded as a non-cash derivative charge. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, such as the trading value of our common stock and certain assumptions, which are outside of our control. Consequently, our liabilities and consolidated statements of operations may vary quarterly, based on factors other than the Company’s revenues and expenses. The liabilities and accounting line items associated with our derivative securities on our balance sheet and statement of operations are non-cash items, and the inclusion of such items in our financial statements may materially affect the outcome of our quarterly and annual results, even though such items are non-cash and do not affect the cash we have available for operations. Investors should take such derivative accounting matters and other non-cash items into account when comparing our quarter-to-quarter and year-to-year operating results and financial statements.

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

We completed a public offering of our Series 1 preferred stock on August 21, 2019 and are obligated to issue shares of Series 2 and Series 3 preferred stock in connection with the concurrent private placement, and if we are required to redeem shares of preferred stock, our cash position will be negatively impacted. In addition, we may not have sufficient funds to redeem such shares of preferred stock.*

We issued 575,000 shares of Series 1 preferred stock in connection with our August 2019 public offering and are obligated to issue up to 350,000 shares of Series 2 preferred stock and 250,000 shares of Series 3 preferred stock pursuant to the purchase agreement governing our August 2019 private placement.

Subject to the terms of our certificate of incorporation, at any time on or after August 21, 2024, some or all of our outstanding shares of preferred stock will be redeemable at the option of the holder at a redemption price of $100.00 per share of Series 1 and Series 2 preferred stock and $140.00 per share of Series 3 preferred stock, upon delivery of an irrevocable written notice to us. If a holder of preferred stock requests redemption we will be required to redeem such shares of preferred stock. However, we may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. For example, Delaware law provides that a redemption on capital stock may only be paid from “surplus” or, if there is no “surplus,” from a corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem the preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. To date, we have operated at a loss. Accordingly, if we do not have sufficient “surplus” under Delaware law, we would be unable to effect such redemption. If we do have sufficient “surplus” to effect such redemption, our available cash will be negatively impacted and our ability to use the net proceeds from this offering could be substantially limited. In addition, such reduction in our available cash could decrease the trading price of our common stock, and, accordingly, the preferred stock and our warrants.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, including the issuance of our securities pursuant to our August 2019 private placement, could depress the trading price of our common stock.*

Under the terms of the private placement transaction, we are obligated to issue (i) up to 350,000 shares of Series 2 preferred stock, at a purchase price of $100.00 per share, and related warrants to purchase up to 28,000,000 shares of our common stock at an exercise price of $1.00 per share, and (ii) 250,000 shares of Series 3 preferred stock, at a purchase price of $140.00 per share, and related warrants to purchase up to 8,750,000 shares of our common stock at an exercise price of $1.40 per share, for aggregate gross proceeds of up to $70,000,000, to certain institutional investors in two or more separate closings, each to occur at such investors’ discretion. In addition, we may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

Certain investors in the private placement will have the ability to control or significantly influence certain business decisions. *

Pursuant to the terms of the securities purchase agreement for the private placement transaction, certain investors in the private placement transaction have consent rights over certain significant matters of the Company’s business. These include decisions to authorize or issue equity securities that are senior to the Series 3 preferred, the incurrence of indebtedness in excess of $1,000,000, the sale or license of the Company’s iMC switch technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business.
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

3.2(2)
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of Bellicum Pharmaceuticals, Inc.

3.3(3)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2(4)	Form of Common Stock Certificate of the Registrant.

4.3(5)	Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014.

4.4(6)	Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016.

4.5(7)	Form of Warrant issued in public offering.

4.6(8)	Form of Warrant issued in private offering.

10.1(9)	Securities Purchase Agreement, dated August 16, 2019, by and among the Company and the institutional investors named therein.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014 (File No. 001-36783).

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019 (File No. 001-36783).

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014 (File No. 001-36783).

(4)	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(5)	Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-200328), as amended, originally filed with the SEC on November 18, 2014.

(6)	Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016 (File No. 001-36783).

(7)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019 (File No. 001-36783).

(8)	Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019 (File No. 001-36783).

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019 (File No. 001-36783).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: November 6, 2019	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date: November 6, 2019	By:	/s/ Rosemary Y. Williams
Rosemary Y. Williams
Principal Accounting Officer