Form 10-K
period 2019-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2020-03-12
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the common stock reported on The Nasdaq Global Market as of June 30, 2019 was $68,256,666. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2020, there were 5,047,892 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2019.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to advance Chemical Induction of Dimerization, or CID, CID-based technologies, including CaspaCIDe and GoCAR-T;

•	our ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise and the success of any such collaborations;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States, or U.S., and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;

•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	our use of cash and other resources; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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
Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-10 reverse stock-split that was effective on February 5, 2020.

ITEM 1.  Business
Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies. We are designing new treatments for various forms of cancer, including both hematological cancers and solid tumors. We are advancing CAR-T and CAR-NK cell therapies which are an innovative approach in which a patient’s or donor’s T cells or NK cells, respectively, are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We genetically introduce these molecular switches into the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells. Each of our product candidates incorporates one or both switches, for enhanced, real time control of efficacy and safety:

•
The inducible MyD88/CD40 (iMC) activation switch that is incorporated into our GoCAR product candidates is designed to enhance CAR-based cell therapies by augmenting multiple mechanisms of action, including: 1) boosting effector cell proliferation; 2) enhancing functional persistence by resisting exhaustion and inhibitory signals found in the tumor microenvironment; and 3) stimulating the cancer patient’s own immune system to intensify tumor killing. Unlike other CAR therapies that can behave unpredictably due to their autonomous activity, GoCAR antitumor effects are controlled through scheduled administration of rimiducid. In the event of severe side effects, GoCAR activity can be attenuated by extending the interval between rimiducid doses or suspending further rimiducid administration.

•
Our CaspaCIDe™ safety switch (also known as inducible Caspase-9, or iC9) is designed to be inactive unless the patient experiences a serious side effect (e.g., CRS or neurologic toxicities). In that event, rimiducid or temsirolimus is administered to induce Caspase-9 and eliminate the cells, with the goal of attenuating the therapy and resolving the serious side effect.

•
Some of our product candidates are “dual-switch” GoCARs that are designed to provide a user-controlled system for managing proliferation, persistence and safety of tumor antigen-specific CAR cells by incorporating both our iMC and CaspaCIDe switches. We also have an active research effort to further develop and enhance these molecular switch approaches.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our most advanced programs are described below.

•
BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic cancer expressing PSCA is ongoing.

•
BPX-603 is an autologous dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is our first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. We are conducting additional pre-clinical studies to support its Investigational New Drug, or IND application.

•
BCMA GoCAR-NK is our first off-the-shelf, allogeneic GoCAR program. The GoCAR-NK program targets B-cell maturation antigen (BCMA) which is expressed by multiple myeloma cells. We recently initiated formal pre-clinical development activities for this program.

•
Rivo-cel (rivogenlecleucel, formerly known as BPX-501), is a product candidate containing our proprietary CaspaCIDe safety switch that is intended to improve outcomes of hematopoietic stem cell transplantation in the treatment of hematologic malignancies and inherited blood disorders. We are pursuing a strategic partner for rivo‑cel to assume future development and commercialization responsibilities. Concurrently, we have reduced and expect to continue to reduce our rivo-cel related activities.

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality, which are currently being used to generate products for our clinical trials. We are leveraging this know how in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR product candidates to create and develop first and best-in-class product candidates.
Cellular Immunotherapy
Cellular immunotherapy harnesses immune cells to attack and eliminate harmful diseased cells in the body. The immune system is the body’s defense network. It consists of a number of cells (e.g., leukocytes) and organs that, working together, recognize and respond to threats in the form of pathogens-modified or transformed cells. T cells are a type of white blood cell that recognize pathogens and can target and eliminate them upon full activation through the addition of appropriate co-stimulatory signals. NK cells, or natural killer cells, are a type of white blood cell that can target and eliminate pathogens in the absence of co-stimulatory signals.
CAR-T and CAR-NK approaches entail collecting a patient’s or donor’s T or NK cells, genetically modifying them ex vivo, or outside of the body, to incorporate specific receptors which target cancer cells and then infusing the modified cells into the patient. CARs are designed to target antigens on the surface of cancer cells. In early human clinical trials, CAR-T and CAR-NK cell therapies have demonstrated an unprecedented ability to achieve complete responses in some hematological cancers, even in patients who have suffered multiple relapses.
While high objective response rates have been reported in some hematological malignancies, CAR cells have shown modest durability in those cancers. Further, CAR therapy has shown limited clinical efficacy in solid tumors. This is likely due to poor proliferation and persistence of these cells and to immune suppressive factors found in the tumor microenvironment. In addition, patients treated with CAR cell therapies can have serious and sometimes fatal toxicities, which can be caused by high levels of activation of the CAR therapy, which can lead to severe cytokine release syndrome, or CRS, and neurologic toxicities. Furthermore, CAR therapies have the potential to attack healthy tissues (i.e., “on-target/off-tumor” toxicities) which can also result in death.
Our Proprietary CID Technology Platform
Our proprietary CID technology platform is designed to address the challenges of current cellular immunotherapies. Cellular activities and functions, such as growth, activation, proliferation and cell death, are controlled by signaling cascades following aggregation of specific proteins. Our CID platform consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, rimiducid or temsirolimus, instead of by natural upstream signals. Our current product candidates are based on either an “activation switch”, a “safety switch,” or a “dual switch” which contains both activation and safety switches. After the small molecule is administered, the “safety switch” is designed to lead to apoptosis, and the “activation switch” is designed to lead to proliferation, activation and enhanced persistence of immune cells.
We incorporate the molecular switches in the appropriate immune cells through genetic manipulation and administer them to the patient. After the gene-modified immune cells are inside the patient’s body, specific functions of these cells may be controlled by administration of small molecule ligands (rimiducid or temsirolimus). The CID switch proteins have been designed to specifically bind to rimiducid or temsirolimus. Once introduced, these ligands couple, or aggregate, CID switch proteins together to create a cluster that triggers the signaling cascade. Aside from its impact on CID-modified immune cells bearing switch proteins, rimiducid is bioinert and has no other known effect on the body. In dual-switch applications, temsirolimus can be used to activate a safety switch, if severe, treatment-related toxicities occur. Temsirolimus is a kinase inhibitor approved for the treatment of advanced renal cell carcinoma that has a well-characterized safety profile.
Our proprietary CID-based product candidates depend on the following signaling molecules to trigger signaling cascades, resulting in different cell activities:

•
iMC: Signaling Molecules for Activation and Proliferation. iMC is also known as inducible MyD88 and CD40. Myeloid differentiation primary response 88, or MyD88, is a protein that has functions in cellular responses to stimuli such as stress, cytokines and bacteria or viruses. CD40 is a co-stimulatory protein found on antigen-presenting cells, such as dendritic cells and B cells and is required for their full activation. Activation of iMC in immune cells, such as T lymphocytes, provides inducible co-stimulation, leading to enhanced cell proliferation and survival. In addition, activation of iMC causes immune cells to secrete pro-inflammatory cytokines and chemokines, and to express co-stimulatory cell surface molecules to potentially modulate the tumor microenvironment and stimulate the patient’s own immune system.

Our GoCAR technology incorporates our proprietary iMC activation switch that activates CAR cells when triggered by both rimiducid and the targeted antigen expressed on the surface of the cancer cells. Current generation CAR constructs consist of a CD3-æ domain and one or more co-stimulatory molecules that are both activated when the CAR binds to the cancer antigen, and therefore, function autonomously following infusion. This reliance on an antigen for activation of the CAR-T cell results in an unpredictable and inherently uncontrollable therapeutic effect. Solid tumor CAR cells, on the other hand, often fail to proliferate or persist at all for more than a few days or weeks and have been largely ineffective. In each situation, the physician has no effective way to intervene to achieve greater consistency once the cells have been administered.

Our GoCAR technology is designed to change the current paradigm by placing our proprietary co-activation domain, MC, under rimiducid control. GoCAR cells are designed to only be fully activated when exposed to both the cancer cells expressing the target antigen and rimiducid. This separation is designed to control the degree of activation of the CAR cells through adjustments to the schedule.

•
CaspaCIDe: Signaling Molecule for Apoptosis. CaspaCIDe is also known as inducible Caspase-9. Caspase-9 is the initiating enzyme in the apoptosis pathway. When activated, the dimerization of CaspaCIDe leads to rapid apoptosis of gene-modified T cells. Because CaspaCIDe is designed to be permanently integrated into our cellular therapies, the safety switch has the potential to be available for use long after the initial therapy is delivered. Moreover, preclinical animal studies demonstrate the ability to modulate the elimination of cells containing CaspaCIDe by different rimiducid doses and schedules (i.e., titrated elimination).

Our Active Product Candidates
BPX-601: GoCAR-T for PSCA+ Solid Tumors
We are developing BPX-601, an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. PSCA is an antigen expressed in several solid tumor indications, including pancreatic cancer. Pre-clinical data show iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic cancer expressing PSCA is ongoing.
BPX-603: Dual-Switch GoCAR-T for HER2+ Solid Tumors
We are developing BPX-603, which is our first controllable dual-switch autologous GoCAR-T product candidate and incorporates both the iMC activation switch and the CaspaCIDe safety switch. BPX-603 is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. HER2 is a validated antigen for cancer therapies, and academic CAR-T cell clinical studies have shown evidence of anti-tumor activity. These academic CAR-T approaches targeting HER2 have been limited by modest clinical efficacy and off-tumor/on-target toxicity. We believe that our dual-switch GoCAR-T technology may be uniquely suited to improve upon these earlier efforts, by driving greater efficacy through iMC activation while enabling clinicians to manage any treatment-emergent toxicities with CaspaCIDe. We submitted an IND for BPX-603 in 2019 and are conducting additional pre-clinical studies to support its IND.
BCMA GoCAR-NK: Allogeneic GoCAR-NK for Multiple Myeloma
We are developing a GoCAR-NK program targeting B cell maturation antigen (BCMA). BCMA is highly expressed in multiple myeloma, a hematologic malignancy. This is our first off-the-shelf, and NK cell program. In addition to targeting antigen-expressing tumor cells through CAR-mediated recognition, NK cells also possess innate cytotoxic activity and play an important role in antitumor immune responses. Furthermore, allogeneic NK cells have a low propensity for causing graft-versus-host disease (GvHD) following adoptive transfer and may therefore be used as an off-the-shelf cellular therapy.
While other NK cell therapies have been safe, in most experiments only modest therapeutic efficacy has been observed due to limited in vivo NK cell expansion and persistence. Bellicum is using the GoCAR platform, which encodes the cell signaling molecules MyD88 and CD40 (or MC) to enhance NK cell proliferation, survival and cytotoxic function. In addition, MC cell signaling synergizes with transgenic expression of IL-15, a growth-promoting cytokine for NK cells, to increase antitumor potency. Co-expression of MC, IL-15 and a tumor-specific CAR results in superior in vivo efficacy in multiple pre-clinical tumor models.

Based on these proof-of-concept studies, we believe that GoCAR-NK cells have the potential to improve the durability of clinical responses of BCMA targeted cellular therapies by targeting myeloma through multiple mechanisms of action while offering the advantages of shorter time to treatment and lower cost of goods that an allogeneic, off-the-shelf product provides. Bellicum has initiated formal pre-clinical development activities for the BCMA-specific GoCAR-NK program.
Manufacturing, Processing and Delivering to Patients

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality. We are leveraging the processes we have developed for BPX-601 in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of our product candidates to create and develop first and best-in-class product candidates.

Our product candidates require a combination of three critical components: (1) viral vectors with DNA content encoded for our proprietary switch proteins and co-stimulatory and other accessory molecules, (2) patient or healthy donor-derived T cells that are genetically modified by our viral vectors, and (3) the small molecules rimiducid and/or temsirolimus, which activate the switch proteins. Each of these components requires a separate supply chain and shares the same regulatory requirements applicable for biological or chemical materials suitable for human use. Details on each of these components are described below:

•
Viral Vectors. We use gamma retrovirus to transduce our product candidates. We believe that gamma retrovirus is optimal for cell transduction given that it is an integrating vector that induces long-term gene expression, exhibits high transduction efficiency, has sufficient capacity for DNA content, and has been extensively and safely used in clinical trials.

•
Genetically Modified Cells. We have designed and refined a proprietary process for cell engineering that has been improved from lab-based open procedures used in academic and research settings to a functionally closed system that is more appropriate for large-scale clinical trials and commercialization. Our systems are designed to be compliant with current guidelines and regulations for cell-based manufacturing in the U.S. and Europe and have been successfully implemented in our facility and transferred and implemented by our third-party manufacturers.

•
Small Molecules. Rimiducid is a synthetic small molecule that has been rationally designed to trigger the proprietary switch proteins in our CID platform. We have separate third-party manufacturers for the active pharmaceutical ingredient, or API, and the finished drug product. Manufacturers of both the API and finished drug product are licensed to manufacture a variety of marketed drugs worldwide and have been selected based on their ability to provide supplies for our clinical trials and future commercialization. In our dual-switch constructs, the small molecule temsirolimus can be used to trigger one of the two switches. Temsirolimus is an approved and commercially available product manufactured and distributed by Pfizer Inc. under the trade name TORISEL.

We are focused on continuously refining our overall cell therapy supply chain, manufacturing, processing and delivery to patients to be more efficient. Our current process cycles for our autologous product candidates, from collection of white blood cells to infusion of the final product, can be completed in as little as four weeks and are customized to be complementary to the treatment procedure of interest in order to prevent delays or complications.

We have historically worked with third-party manufacturers and used our own manufacturing facility to produce our product candidates for our clinical trials. We recently announced a transaction with The University of Texas M.D. Anderson Cancer Center, or MD Anderson to sell our manufacturing facility and establish a preferred supply agreement with the goal of reducing our costs while maintaining viral vector and cell therapy development capabilities and dedicated manufacturing capacity to support our product candidates.

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

As of December 31, 2019, to our knowledge, our patent estate, on a worldwide basis, includes 157 issued patents, 22 of which are in the U.S., and 76 pending patent applications, 17 of which are in the U.S., which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license. The provisional and pending patent applications and issued patents include composition of matter and method of use claims.

▪
We have internally developed technology disclosed in four pending utility patent applications in the U.S., 1 European granted patent validated in 8 countries, 26 pending foreign patent applications, and two pending PCT application which relate to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2037. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2037.

▪
Pursuant to our licenses from Baylor and Ariad, we have exclusive commercial rights to eleven issued U.S. patents expiring in 2024 or later, 6 pending U.S. utility patent applications, eleven issued foreign patents expiring in 2024 or later and 9 pending patent applications in foreign jurisdictions that relate to our GoCAR-T, GoCAR-NK, rivo-cel and certain of our other technologies. If U.S. patents issue from the currently pending U.S. patent applications, the estimated expiration date of the last to expire patent is 2031. If patents from the currently pending patent applications are issued in foreign jurisdictions, the estimated expiration dates range from 2024 to 2029.

▪	Pursuant to our license agreement with Agensys we have exclusive commercial rights for technology to target certain cancer-specific antigens.

Our strategy is also to develop and obtain additional intellectual property covering manufacturing processes and methods for genetically engineering T cells and NK cells expressing new constructs. To support this effort, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, product delivery and storage, regulatory affairs and clinical trial design and implementation. As appropriate, we expect to file additional patent applications to expand this layer of our intellectual property estate.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers an FDA-approved drug or biologic may also be eligible for a patent term restoration of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term restoration is calculated based on the length of time the drug or biologic is under regulatory review. A patent term restoration under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic. When possible, depending upon the length of clinical trials and other factors involved in the filing of a Biologics License Application, or BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

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

Under the Adaptimmune Agreement, the parties agreed to evaluate our GoTCR technology, iMC co-stimulation, with Adaptimmune's affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. Depending on results of the preclinical proof-of-concept phase, the agreement may progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the Adaptimmune Agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies.
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
License Agreement - Agensys
In December 2015, we and Agensys, Inc. or Agensys entered into a license agreement, or the Agensys Agreement, pursuant to which (i) Agensys granted us, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to PSCA and related antibodies, and (ii) we granted Agensys a non-exclusive, fully paid license to our patents directed to inventions that were made by us in the course of developing our licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon our other proprietary technology, to non-therapeutic applications of antibodies not used within the field.
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

As consideration for the products supplied and rights granted to us under the BioVec Agreement, we agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, we agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an IND, or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by us to BioVec under the BioVec Agreement. We also are required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2.0 million upon receipt of a registration granted by the FDA or EMA on each of our first three licensed products. The BioVec Agreement additionally provides that we will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. We may also grant sub licenses under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by us, in our sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.
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
The 2008 Baylor license agreement is subject to certain restrictions and is nonexclusive with respect to (1) the making or use of the licensed intellectual property for use in non-commercial research, patient care, teaching, and other educational purposes; (2) any non-exclusive license covering the licensed intellectual property that Baylor grants to other academic or research institutions for noncommercial research purposes; (3) any non-exclusive licenses that Baylor is required to grant to the U.S. or foreign state pursuant to an existing or future treaty with the U.S.; and (4) a non-exclusive license granted to ARIAD Pharmaceuticals, Inc. or ARIAD under the terms of a materials transfer agreement between Baylor and ARIAD.
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
Pursuant to the terms of the 2010 Baylor license agreement we are required to pay a low annual maintenance fee on each anniversary of the agreement date.
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
Pursuant to the terms of the 2014 Baylor license agreement we are required to pay Baylor a low annual maintenance fee on each anniversary of the agreement date. The terms of the 2014 Baylor license agreement also require us to make royalty payments in the low single digits, subject to certain annual minimums, on net sales of products covered by the license. To the extent we enter into a sublicensing agreement relating to a licensed product, Bellicum is also required to pay Baylor a percentage in the low double-digits on all non-royalty income received from sublicensing revenue. We are required to make milestone payments, of up to $275,000 in aggregate, upon successful completion of clinical and regulatory milestones regarding the first product covered by this license. The 2014 Baylor license agreement will expire upon expiration of the last patent contained in the licensed patent rights, on a country-by-country basis, upon which we will have a perpetual, paid-in-full license in each such country.
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
2016 Baylor License Agreements
In March 2016, we and Baylor entered into two additional license agreements pursuant to which we obtained exclusive rights to technologies and patent rights owned by Baylor. We could incur additional payments upon the achievement of certain milestone events as set forth in the agreements. If we are successful in developing any of the licensed technologies under either agreement, resulting sales would be subject to a royalty payment in the low single digits.
Grant Agreements
Grant Agreements with Cancer Prevention and Research Institute of Texas
In July 2011, we entered into a Cancer Research Grant Contract, or the First Grant Contract, with the Cancer Prevention and Research Institute of Texas, or CPRIT, under which CPRIT awarded a grant not to exceed approximately $5.7 million to be used for the execution of defined clinical development of rivo-cel. To date, we have received approximately $4.9 million under the grant. The First Grant Contract terminated on June 30, 2014, but obligations exist as to licensing, royalty payments, and indemnification provisions.
In November 2016, we announced that the Company received notice of a product development award totaling approximately $16.9 million from CPRIT. The CPRIT award was expected to fund a portion of a three-year global clinical program comprising clinical trials for adult and pediatric patients with high-risk and intermediate-risk AML, and potentially other hematologic cancers. The proposed studies are designed to evaluate the benefit of rivo-cel and rimiducid in the context of in vivo and ex vivo T cell depleted haploidentical HSCT. The CPRIT oversight committee met in February 2017 and agreed to move forward with the proposed terms of the grant agreement, and a second grant, or the Second Grant Contract was entered into in August 2017. Additionally, the First Grant Contract was amended in order to align revenue sharing terms, discussed below, with the Second Grant Contract. We initiated a pivotal randomized Phase 2/3 clinical trial (THRIVE) supported in part by the CPRIT funding.
In January 2020, we terminated the Second Grant Contract based on our decision to cease enrollment of the THRIVE trial. A total of approximately $3.3 million in grant funds was received and used for the project. No additional funds will be disbursed under this grant, but the revenue share and other post-grant obligations described below survive the termination.
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
Cell based treatments for cancer, such as CAR-T, CAR-NK and TCR therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Our product candidates may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Celgene Corporation, Cellectis SA, Cell Medica Limited, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kiadis Pharma B.V., Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., NantKwest, Inc., Nkarta Inc., Novartis AG, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, Unum Therapeutics, and Ziopharm Oncology.
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
The FDA regulates human cells, tissues, and cellular and tissue-based products, or HCT/Ps, under a two-tiered framework, based on risk categorization. Higher-risk HCT/Ps are regulated as biologics. For example, such products must complete extensive clinical trials, which must be conducted pursuant to an effective IND. The FDA must review and approve a Biologics License Application, or BLA before a new biologic may be marketed.

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
Other U.S. health care Laws and Compliance Requirements
In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, the sunshine provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, and similar state laws, each as amended.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return either the referral of an individual for, or the for purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal health care programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biologic manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.
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

The federal false claims laws, including but not limited to the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government. Pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, that is, off-label, and thus non-reimbursable, uses.
HIPAA created additional new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any health care benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.
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
Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and require that certain manufacturers and group purchasing organizations report annually certain ownership and investment interests held by physicians and their immediate family members.
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
Several states have enacted legislation requiring pharmaceutical and biotechnology companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other health care entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.
If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including significant administrative, civil and criminal penalties, damages, fines, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, exclusion from participation in government health care programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm and the curtailment or restructuring of our operations.
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state health care programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on health care pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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

Employees
As of December 31, 2019, we had 107 employees, all of whom were full-time, 84 of whom were engaged in research and development activities and 23 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
We are a clinical stage biopharmaceutical company with a limited operating history. We are not profitable, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2019 and 2018, we reported a net loss of $112.5 million and $98.0 million, respectively. As of December 31, 2019, we had an accumulated deficit of $533.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of December 31, 2019, we had cash, restricted cash and cash equivalents of approximately $93.8 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, restricted cash and cash equivalents are expected to be sufficient to fund our operating expenses and capital expenditure requirements through at least the first half of 2021.
We expect to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our loan agreement with Oxford Finance prohibits us from incurring indebtedness without the prior written consent of Oxford. In addition, the securities purchase agreement for the August 2019 private placement transaction requires us to obtain investor consent prior to taking a range of corporate financing actions, including issuing equity securities that are senior or pari passu to the Series 3 preferred stock and incurring new debt in excess of $1,000,000. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:

•	seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;

•	relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or

•	seek a third party to acquire us or our assets.
Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common shares to decline. In the event that sufficient additional funds are not obtained through public or private equity offerings, debt financings, strategic partnerships and/or alliances or licensing arrangements on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders.

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
CAR-T and other cell therapy product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, including:

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
Our inability to successfully develop CAR-T and other cell therapies or develop processes related to the manufacture or commercialization of these therapies would adversely affect our business, results of operations and prospects.
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
A Phase 1 clinical trial is ongoing for BPX-601 for the treatment of pancreatic cancer. We have not initiated clinical trials for any additional preclinical CAR-T or CAR-NK product candidates and we may not be able to commence clinical trials in the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and our other preclinical programs may not be indicative of the results of clinical trials of these product candidates. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
We believe that our CID platform, which serves as the foundation of our CaspaCIDe and GoCAR technologies, can be further leveraged to discover other novel technologies, therapeutic applications and market opportunities. For example, we are developing new molecular switches and dual-switch systems to provide greater control over cellular immunotherapy. We are at an early stage of development and our platform has not yet, and may never lead to, approved or marketable products. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including for reasons related to their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not be able to obtain product or partnership revenues in future periods, which would adversely affect our business, prospects, financial condition and results of operations.
We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
We depend and will continue to depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners to conduct our preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practices, or GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Also, we are conducting clinical trials in Europe and may plan additional testing of our technology and product candidates in other foreign jurisdictions. We currently have limited staffing and capabilities in foreign countries and may not be able to effectively resolve potential disputes with our independent investigators and collaborators.
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
Rimiducid and CaspaCIDe-containing cell therapy constructs are being used by third parties in clinical trials for which we are collaborating or in clinical trials which are completely independent of our development programs. We have little to no control over the conduct of those clinical trials. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs. If we receive regulatory approval for any product candidate and a new and serious safety issue is identified in clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell our product. In addition, treating physicians may be less willing to administer our product due to concerns over such adverse events, which would limit our ability to commercialize our product.

Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Adoptive cell therapy with autologous and allogeneic T cells and NK cells is associated with a range of potentially severe immune-mediated adverse effects. In third party clinical trials involving CAR-T cells, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR-T cells were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR-T cells. To date, CAR-NK cells have been associated with a lower frequency of cytokine release and fewer adverse events overall compared to CAR-T cells. However, efforts to increase the potency and proliferation of therapeutic NK cells may result in an increased risk of such reactions. In addition, genetic modifications to NK cells, such as the enablement of endogenous IL-15 production of may result in unanticipated toxicities.
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
Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on relatively new technology, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. Our off-the shelf, allogeneic product candidates are also difficult to manufacture due to complexities associated with screening and selection of healthy donors, T and NK cell expansion and banking, and cryopreservation for shipping and storage. Costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. The costs of our clinical trials may increase if the FDA does not agree with our clinical development plans or requires us to conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates.
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
Specifically, genetically engineering T cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Celgene Corporation, Cellectis SA, Cell Medica Limited, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kiadis Pharma B.V., Legend

Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., NantKwest, Inc., Nkarta Inc., Novartis AG, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, Unum Therapeutics, and Ziopharm Oncology.
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
In December 2017, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which we originally borrowed $35.0 million. On December 24, 2019, we entered into a First Amendment to Loan and Security Agreement, or the Amendment, with Oxford, in connection with the proposed sale of certain of our assets. The Loan Agreement was amended to, among other things: (i) provide for Oxford’s consent to (a) our entry into an asset purchase agreement relating to the proposed sale of certain of our assets and (b) our consummation of such asset sale, provided such sale occurs on or prior to March 31, 2020; (ii) if such asset sale occurs on or prior to March 31, 2020, extend the interest-only period by up to 18 months; (iii) if the proposed asset sale closes on or prior to March 31, 2020, provide for a partial repayment of an amount that equals the vast majority of the proceeds the Company expects to receive at the closing of the asset sale, a portion of which will be applied as partial payment of a Final Payment Percentage (as defined in the Loan Agreement); and (v) if the proposed asset sale occurs on or prior to March 31, 2020, grant Oxford a security interest in our intellectual property as of the closing of the asset sale.
The Loan Agreement governing the debt facility requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. In addition, subject to limited exceptions, Oxford could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement or upon the collateral or Oxford’s liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment charge of up to 3% of the then outstanding principal balance and an end-of-term charge.  Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the Loan Agreement, Oxford may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement. If we default under the facility, Oxford may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Oxford could take control of our pledged assets and we could immediately cease operations.  If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us.  If we were liquidated, Oxford’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation.  Any declaration by Oxford of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the Loan Agreement with Oxford. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.
The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
In August 2019 the Company completed an underwritten public offering of 575,000 shares of its Series 1 preferred stock and warrants to purchase up to 5,750,000 shares of its common stock. Concurrent with the public offering we entered into an agreement with certain institutional investors providing for a private placement, pursuant to which the Company agreed to sell at two or more separate closings, each at the option of the investors and subject to certain conditions, shares of Series 2 preferred stock and warrants to purchase common stock, and shares of Series 3 preferred stock and warrants to purchase common stock, for aggregate gross proceeds of up to $70.0 million. Pursuant to the terms of the securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of the Company’s business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the incurrence of indebtedness in excess of $1,000,000, the sale or license of certain of the Company’s technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not exercise their rights to purchase additional tranches of preferred stock and may not consent to the Company seeking additional funds through debt or other equity financings. In addition, possible additional investors in the Company may decline to do so because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
We recently announced the sale of our U.S. manufacturing facility to M.D. Anderson Cancer Center and, if a transaction is completed, we will be reliant on a third party to manufacture our clinical and commercial products and may not be able to secure adequate manufacturing capacity.
In 2019 we completed the buildout of manufacturing space at our leased headquarters in Houston, Texas and began in-house clinical supply manufacturing. However, the facility includes capacity far in excess of our current and near-term manufacturing needs and we decided to seek a partner for the facility with the goal of reducing our costs while maintaining dedicated cell therapy manufacturing capacity to support our product candidates. We recently announced the sale of our U.S. manufacturing facility to MD Anderson Cancer Center. If we close the transaction in which MD Anderson assumes ownership of the facility, we will be reliant on MD Anderson to supply all of our product candidates. We have endeavored to structure the transaction in a manner that ensures availability of adequate capacity and priority access thereto for the continued clinical development of our product candidates. Upon closing of the transaction, it will be necessary to transfer the equipment, personnel, processes, and know-how required to manufacture our products. Given the complexity of the manufacturing processes for cellular therapies, MD Anderson may be unable to effectively manufacture or release our products in accordance with applicable cGMP standards, which could result in significant costs or delays to our programs.
In addition, we may be unable to close the MD Anderson transaction or to identify an appropriate alternative entity with whom to partner the manufacturing facility or may be unable to conclude an agreement on acceptable terms. Failure to complete the transaction may negatively impact our ability to continue manufacturing in the facility and delay ongoing programs, or may require us to incur significant additional costs to support the unused capacity.
We need to oversee manufacturing of a complex supply chain of cellular therapy product candidates, viral vectors and small molecule drugs.
Because of the complex nature of our cell therapy products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and appropriate manufacturing personnel. The supply chain for these components is separate and distinct, and no single manufacturer can supply more than one component of each of our products. Additionally, it is likely that the cell therapy products will need to be made within an appropriate geographic location for the area in which the products will be utilized, so one cell therapy manufacturing facility may not be able to supply diverse geographic areas. Any lack of capabilities to store, freeze, thaw and infuse our cell therapies would adversely affect our business and prospects.
Our autologous GoCAR-T product candidates, including BPX-601 and BPX-603 are manufactured on a patient-by-patient basis using each patient’s own cells. Efficient manufacturing of these products relies upon our ability to sufficiently expand and activate the cells of patients who have undergone multiple lines of prior therapy, often including immunosuppressive chemotherapy. Our allogeneic product candidates, including our off-the-shelf BCMA-NK cell construct, are also difficult to manufacture due to complexities associated with screening and selection of healthy donors, T and NK cell expansion and banking, and cryopreservation for shipping and storage. NK cells do not expand as well as T cells ex-vivo or in-vivo and it has been necessary to develop novel manufacturing methods and cellular modifications to improve expansion and proliferation. We have relatively little experience with this novel technology, and it is uncertain whether it will allow us to manufacture sufficient quantity and quality of targeted NK cells to conduct the necessary non-clinical and clinical trials.
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
If we are unable to identify a strategic partner for rivo-cel, we may not realize value from this asset and we will continue to incur substantial costs.
We are actively pursuing a strategic partner for our CaspaCIDe-containing polyclonal T cell product candidate called rivogenleceucel, or rivo-cel. A partner would assume current and future development and commercialization responsibilities for this product candidate on a worldwide basis. Concurrently, we have substantially reduced and will continue to reduce our rivo-cel-related activities and spending. For example, we have closed our UK office, which was established to prepare for commercialization in Europe. If we are unable to identify an appropriate strategic partner or to negotiate and consummate a license agreement with such a partner, then we will not submit the planned Marketing Authorisation Applications (MAA) required to seek approval to commercialize this product candidate in Europe. Such a delay in the process of preparing and submitting the MAAa will make it more difficult for us or any possible strategic partner to restart the process in the future and ultimately obtain approval for the product, increasing the likelihood that we may be unable to derive any meaningful revenue from this asset. In addition, we are obligated to continue certain regulatory and clinical activities following conclusion of the rivo-cel clinical trials and if we are unable to identify a strategic partner, we will continue to incur the costs for the internal and external resources required to complete those activities.

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

•
the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by such physicians and their immediate family members;

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

Additionally, we are subject to state and foreign equivalents of each of the U.S. healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.
We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
We expect that additional federal and state healthcare reform measures, such as further amendments and changes to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. We may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example, in May 2019, the Company was added as an additional defendant in an ongoing civil tort lawsuit in federal court in Los Angeles, California. The complaint alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability-failure to warn, breach of express warranty and products liability design or manufacturing defect. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, federal or state liability claims may result in:

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
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop, alone or with corporate collaborators. We currently carry product liability insurance covering our clinical trials, with other coverage limits as appropriate for certain foreign jurisdictions. Although we maintain such insurance, our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had aggregate U.S. net operating loss carryforwards of approximately $390.3 million, and aggregate U.S. federal and Texas state research and development credits of approximately $11.3 million and $5.3 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced one or more ownership changes in the past, including with respect to our August 2019 public offering, and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Risks Related to Government Regulation
The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
We have not previously submitted a BLA to the FDA, or similar approval filings to other foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, FDA’s Office of Tissues and Advanced Therapies (OTAT) has limited experience with combination products that include a small molecule component. Approval of our GoCAR product candidates, will likely require this FDA office to consult with other divisions of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
The use of engineered T cells and NK cells as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Many factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;

•	the extent and quality of the clinical evidence supporting the efficacy and safety of our product candidates;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the pricing of our product candidates and the availability of adequate reimbursement by third-party payors and government authorities;

•	the willingness and ability of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;

•	confusion or lack of understanding regarding the effects of rimiducid and the timing and size of dosing of rimiducid after immune cell therapy; and

•	the effectiveness of our sales and marketing efforts.
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
Third-party payors establish coverage and reimbursement policies for new products, including our product candidates. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the EEA and other significant or potentially significant markets for our product candidate, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in Canada and the EEA will put additional pressure on product pricing, coverage, reimbursement and utilization, which may adversely affect our product sales and results of operations. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following: (i) an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; (ii) an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; (iii) a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (iv) extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (v) expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; (vii) expansion of health care fraud and abuse laws, including the federal civil False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance; and (viii) a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
There remain judicial and Congressional challenges to other aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Congress may consider other legislation to replace elements of the PPACA. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.
Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.
Certain countries have a very difficult reimbursement environment and we may not obtain reimbursement or pricing approval, if required, in all countries where we expect to market a product, or we may obtain reimbursement approval at a level that would make marketing a product in certain countries not viable.
We expect to experience pricing pressures in connection with the sale of any products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations.
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
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the European Union is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and European Union. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. As of January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.
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
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We license from Baylor College of Medicine, or Baylor, certain intellectual property related to methods for activating antigen presenting cells, to certain genetic constructs and to certain methods for inducing apoptosis. Baylor may terminate or modify our licenses in the event of a material breach by us that remains uncured following the date that is 90 days after written notice of such breach or upon certain insolvency events that remain uncured following the date that is 30 days following written notice of such insolvency event. In addition, we have funded certain of our clinical development activities and may fund certain of our future clinical development with funds from the State of Texas. The State of Texas may have rights to commercialize the results of those clinical trials if it determines that we have failed, after notice and an opportunity to cure, to use diligent and commercially reasonable efforts to commercialize or otherwise bring to practical application the results of the funded clinical trials. We are also dependent on our license agreements with Agensys, Inc. (a subsidiary of Astellas Pharma, Inc.) with respect to PSCA-targeted CARs, and BioVec Pharma Inc. with respect to making retrovirus for all of our programs. The termination of any of these licenses could have a material adverse effect on our business.
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
We are aware of third-party patents having claims that may be considered as being directed to single-chain antibody fragments that bind to PSCA and these patents may be considered relevant to BPX-601 and related technologies we are developing. We currently are evaluating whether or not we need to obtain rights to these patents under a license, and if it is determined that we need to obtain such rights, whether these rights can be obtained. We are also aware of third-party patent applications having claims that may be considered as being directed to cellular therapy constructs utilizing a heterodimer domain for activation of caspase 9. We are monitoring these applications and if they are granted with the claims as drafted, they may be relevant to our potential dual-switch product candidates containing such a heterodimer activation domain.
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

•	adverse results or delays in our ongoing or future clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our CID technology platform and our small molecule drug rimiducid;

•	adverse developments concerning our contract manufacturers;

•	changes in the structure of healthcare payment systems;

•	our inability to maintain successful collaborations or to establish new collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial target markets;

•	our ability to successfully treat additional types of diseases and cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of the Loan Agreement with Oxford restrict our ability to declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest. Any return to stockholders will therefore be limited to the appreciation of their stock.
Our principal stockholders and management own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our voting stock, including shares subject to outstanding options. As a result, if these shareholders were to choose to act together, they would have the ability to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
As of December 31, 2019, we are no longer an “emerging growth company” and, as a result, are required to comply with increased disclosure and governance requirements.
As more than five fiscal years have passed since the December 18, 2014, listing of common stock listing on the NASDAQ, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2019. As such, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include:

•
the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act; and

•
the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.

Therefore, this Annual Report is subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and make some activities more time consuming and costly.
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
Our consolidated financial statements, including our liabilities and statements of operations are subject to quarterly changes in our accounting of our outstanding Series 1 Preferred Stock, warrants and related option fee proceeds.
In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, and ASC Topic 480, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for as temporary equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability is re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, the binomial model is utilized, adjusted for the effect of dilution, which embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of these instruments. This process requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Additionally, in connection with our August 2019 private placement we received option fee proceeds, or the Option Fee, which is accounted for as a liability. The value of the Option Fee is re-measured at each reporting period with changes in fair value recorded through earnings. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, such as the trading value of our common stock and certain assumptions, which are outside of our control. Consequently, our liabilities and consolidated statements of operations may vary quarterly, based on factors other than the Company’s revenues and expenses. The liabilities and accounting line items associated with our derivative securities on our balance sheet and statement of operations are non-cash items, and the inclusion of such items in our financial statements may materially affect the outcome of our quarterly and annual results, even though such items are non-cash and do not affect the cash we have available for operations. Investors should take such derivative accounting matters and other non-cash items into account when comparing our quarter-to-quarter and year-to-year operating results and financial statements.
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
We register on Form S-8 all shares of common stock that are issuable under our 2019 Equity Incentive Plan, as amended, or the EIP. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Any such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.
We completed a public offering of our Series 1 preferred stock on August 21, 2019 and are obligated to issue shares of Series 2 and Series 3 preferred stock in connection with the concurrent private placement, and if we are required to redeem shares of preferred stock, our cash position will be negatively impacted. In addition, we may not have sufficient funds to redeem such shares of preferred stock.
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

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, including the issuance of our securities pursuant to our August 2019 private placement, could depress the trading price of our common stock.
Under the terms of the private placement transaction, we are obligated to issue (i) up to 350,000 shares of Series 2 preferred stock, at a purchase price of $100.00 per share, and related warrants to purchase up to 2,800,000 shares of our common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of Series 3 preferred stock, at a purchase price of $140.00 per share, and related warrants to purchase up to 875,000 shares of our common stock at an exercise price of $14.00 per share, for aggregate gross proceeds of up to $70,000,000, to certain institutional investors in two or more separate closings, each to occur at such investors’ discretion. In addition, we may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.
Certain investors in the private placement will have the ability to control or significantly influence certain business decisions.
Pursuant to the terms of the securities purchase agreement for the private placement transaction, certain investors in the private placement transaction have consent rights over certain significant matters of the Company’s business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the incurrence of indebtedness in excess of $1,000,000, the sale or license of the Company’s iMC switch technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business.
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

ITEM 1B.  Unresolved Staff Comments
None.

ITEM 2.  Properties
As of December 31, 2019, the Company leased the following principle physical properties:

Location	Facilities
Houston, Texas	35,251 square feet for administrative and research and development activities
Houston, Texas	30,357 square feet for in-house cell therapy manufacturing activities
South San Francisco, California	13,943 square feet for office space
Leases for these leased facilities expire at various dates through the year 2026. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

ITEM 3.  Legal Proceedings

The information set forth under the “Litigation” subheading in Note 10 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on The Nasdaq Global Market on December 18, 2014 under the symbol “BLCM.” Prior to such time, there was no public market for our common stock.
Holders of Record
As of February 28, 2020, there were approximately 15 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid any dividends on our common stock. In addition, the terms of the Loan Agreement with Oxford restrict our ability to declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.
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

	Year Ended
(in thousands, except per share data)	December 31, 2019	December 31, 2018
Statement of Operations:
Revenues	$7,143	$1,120
Total operating expenses	94,507	96,586
Other expenses, net	25,113	2,570
Net loss	(112,477)	(98,036)
Net loss per share
Basic and diluted	$(24.01)	$(24.37)
Balance Sheet Data:
Total assets	$116,250	$121,501
Total debt, net	36,717	35,832

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and the financial statements and related notes included in "Item 8 - Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

On February 5, 2020, we filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a reverse stock split of all issued and outstanding shares of our common stock at a ratio of 1-for-10 and (ii) reduce the number of authorized shares of our common stock from 200,000,000 to 40,000,000.

On February 5, 2020, we effected a reverse stock split of all issued and outstanding shares of our common stock at a ratio of 1-for-10, and reduced the number of authorized shares of our common stock from 200,000,000 to 40,000,000. Share related amounts have been retroactively adjusted in this Annual Report on Form 10-K to reflect this reverse stock-split for all periods presented.

Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies. We are designing new treatments for various forms of cancer, including both hematological cancers and solid tumors. We are advancing CAR-T and CAR-NK cell therapies which are an innovative approach in which a patient’s or donor’s T cells or NK cells, respectively, are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies. For additional information about our business, and candidate development programs, see the discussions contained within “Item 1. Business” in this Annual Report.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended
(in thousands)	December 31, 2019	December 31, 2018	Change
Revenues	$7,143	$1,120	$6,023
Operating expenses:
Research and development	64,535	71,588	(7,053)
General and administrative	29,972	24,998	4,974
Total operating expenses	94,507	96,586	(2,079)
Loss from operations	(87,364)	(95,466)	8,102
Other income (expense):
Interest income	1,351	1,639	(288)
Interest expense	(4,280)	(4,199)	(81)
Change in fair value of warrant liability	(19,192)	—	(19,192)
Other expense	(2,992)	(10)	(2,982)
Total other expense	(25,113)	(2,570)	(22,543)
Net loss	$(112,477)	$(98,036)	$(14,441)
Revenues
The increase in revenues for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a $5.0 million license fee received from the MD Anderson Cancer Center for use of our CaspaCIDe safety switch and from a $1.0 million increase in grant revenues due to the initiation of a clinical trial supported by the CPRIT grant.
Research and Development Expenses (R&D)
The decrease in R&D expenses for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to reduced expenses related to rivo-cel, reductions in general R&D expenses, and reduced employee salary-related charges from the reduction in force that was implemented during the second half of 2019. These decreases were partially offset by the impairment of an intangible asset previously recorded from a supply agreement with Miltenyi Biotec GmbH, increased expenses related to our GoCAR-T program, and employee severance costs arising from the aforementioned reduction in force.
General and Administrative Expenses (G&A)
The increase in G&A expenses for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to an increase in personnel costs and commercialization activities during the first half of 2019 and severance costs arising from the reduction in force that was implemented during the second half of 2019. These increases were partially offset during the second half of 2019 by the reduction in rivo-cel related commercialization activities as well as the effects of the aforementioned reduction in force that reduced employee salary-related charges.
Other Income (Expense)

Other expense primarily consists of interest expense, changes in the fair value of our warrant liability and offering expenses incurred in the issuance of warrants and the private placement option, partially offset by interest income.

The increase in other income (expense) for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a $19.2 million loss recognized from the change in fair value of our warrant liability, which is remeasured at each reporting period, and $3.0 million in offering expenses incurred related to the August 2019 public offering and private placement option.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2019, we had an accumulated deficit of approximately $533.0 million, a net loss of approximately $112.5 million, negative cash flows from operations of approximately $77.6 million, and cash, cash equivalents, and restricted cash of $93.8 million.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue, for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first half of 2021.

We plan to continue to attempt to obtain future financing and/or engage in strategic transactions, but we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. If required, we may postpone or terminate some of our research and development programs and reduce our administrative costs.

In August 2018, we filed a registration statement on Form S-3 for the offer and sale by us of our securities in one or more offerings for up to an aggregate maximum offering price of $150.0 million, which became effective August 23, 2018. In July 2019, we filed an additional registration statement on Form S-3 for the offer and sale by us of our securities in one or more offerings for up to an aggregate maximum offering price of $400.0 million, which became effective July 30, 2019.

On October 5, 2018, we entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies LLC, as sales agent, pursuant to which we had the ability to offer and sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $60.0 million. The shares were offered and sold pursuant to our shelf registration statement on Form S-3. During the year ended December 31, 2019, we received $9.0 million in net proceeds from the sale of 259,115 shares of our common stock in the open market. On August 16, 2019, we delivered written notice to Jefferies LLC that we were suspending and terminating the prospectus supplement related to the shares of our common stock issuable pursuant to the Sale Agreement. We will not make any sales of our securities pursuant to the Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the ATM Prospectus Supplement, the Sale Agreement remains in full force and effect.

On August 16, 2019, we entered into an underwriting agreement, or the Underwriting Agreement, with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, or the Underwriters, relating to an underwritten public offering, or the Offering of 575,000 shares of our Series 1 Redeemable Convertible Non-Voting Preferred Stock, or the Series 1 Preferred Stock, and warrants, or the Public Warrants, to purchase up to 5,750,000 shares of our common stock. Each share of Series 1 Preferred Stock was sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. The offering closed on August 21, 2019, and the net proceeds to us from the Offering was approximately $53.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us and excluding any proceeds that we may receive upon exercise of the Public Warrants.

On August 16, 2019, we entered into a securities purchase agreement, or the Securities Purchase Agreement with certain institutional investors, or the Purchasers, pursuant to which we agreed to issue in a private placement (i) 350,000 shares of our Series 2 Redeemable Convertible Non-Voting Preferred Stock, at a purchase price of $100.00 per share, and related warrants to purchase up to 2,800,000 shares of our common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of our Series 3 Redeemable Convertible Non-Voting Preferred Stock, at a purchase price of $140.00 per share, and related warrants to purchase up to 875,000 shares of our common stock at an exercise price of $14.00 per share. The purchase and sale of the securities issuable under the Securities Purchase Agreement may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion within five days’ notice to us. The Company received $11.3 million in net option fee proceeds upon the execution of the Securities Purchase Agreement.
Cash Flows
Operating Activities
Net cash used in operating activities during the year ended December 31, 2019, was $77.6 million compared to $74.8 million for the same period last year. The primary operating activities during the year ended December 31, 2019, were from (1) $112.5 million of net losses and (2) a $6.9 million decrease from changes in operating assets and liabilities, driven by a $3.0 million decrease in deferred revenue primarily due to CPRIT grant revenue recognition. These activities were partially offset by non-cash charges from (1) a $19.2 million change in the derivative warrant fair value liability, (2) $7.3 million of share-based compensation, (3) $7.2 million of depreciation and amortization expense, (4) $3.0 million expenses of issuance costs on warrants and private placement options, and (5) a $2.1 million impairment of the Miltenyi supply agreement.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2019, was $48.9 million compared to $10.4 million for the same period last year. The net cash provided by investing activities during the year ended December 31, 2019, was primarily due to proceeds from the sale of our investment in marketable securities of $49.4 million to fund our operations. The net cash provided by investing activities was partially offset by the purchase of $0.5 million of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2019, was $74.1 million compared to $68.1 million for the same period last year. The net cash provided by financing activities during the year ended December 31, 2019, was primarily due to (1) $30.9 million net proceeds from the issuance of warrants in a public offering, (2) $22.9 million net proceeds from issuance of redeemable convertible preferred stock in a public offering, (3) $11.2 million from net option fee proceeds and (4) $9.0 million net proceeds from issuance of common stock in a public offering.

Debt

On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement with Oxford Finance LLC, as the collateral agent and a lender, pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”) on the Oxford Closing Date. On the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to a previous lender. The Oxford Loan matures on December 1, 2022 and will be interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for any other contractually narrow or limited purpose.

Critical Accounting Policies and Significant Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the notes to our financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies related to the more significant areas involving management’s judgments and estimates. Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed the company's disclosure relating to it in this MD&A.
Warrant Derivatives

Freestanding warrants exercisable for multiple instruments are classified as liabilities. The Company accounts for these warrants in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). The Company estimates the fair value of these liabilities using the binomial option model. The option pricing model of our warrant derivative liabilities are estimates and are sensitive to changes to certain inputs used in the pricing model. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its warrant derivatives.
Research and Development
Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, facilities expenses, overhead expenses, cost of laboratory supplies, manufacturing expenses, fees paid to third parties and other outside expenses. We accrue for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for research and development expenses.
Share-Based Compensation
The Company's share-based awards include stock option grants and restricted stock awards. The estimated fair value for stock options, which determines the Company's calculation of compensation expense, is based on the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Additionally, we apply a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjust the expense as these awards vest. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for share-based compensation.

Recently Issued Accounting Pronouncements
On January 1, 2019, we adopted ASC 842 “Leases,” which requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet.
See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for discussion regarding recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We had cash, cash equivalents and marketable securities totaling $91.0 million and $93.0 million at December 31, 2019 and 2018, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The primary objective of our investment activities, of our cash equivalents and marketable securities, is to preserve our capital to fund our operations. We seek to realize income from our investments without assuming significant risk and we do not enter into investments for trading or speculative purposes.

Interest Rate Fluctuation Risk
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

Our net interest expense is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates will affect our net interest expense, as well as the fair value of our debt, which bears a floating rate equal to the greater of (a) the 30-day

U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%.

Foreign Currency Risk
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

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2019:

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bellicum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bellicum Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (2013 framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Houston, Texas
March 12, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bellicum Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Bellicum Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bellicum Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 12, 2020 expressed an unmodified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Houston, Texas
March 12, 2020

Bellicum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$91,028	$43,695
Restricted cash, current	2,788	—
Investment securities, available for sale	—	49,304
Accounts receivable, interest and other receivables	303	909
Prepaid expenses and other current assets	884	1,387
Assets held for sale	16,851	—
Total current assets	111,854	95,295
Operating lease right-of-use assets	1,042	—
Property and equipment, net	2,529	20,878
Restricted cash, noncurrent	—	4,973
Other assets	825	355
Total assets	$116,250	$121,501
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,643	$3,774
Accrued expenses and other current liabilities	9,770	8,589
Warrant derivative liability	52,184	—
Private placement option liability	12,094	—
Current portion of long-term debt	11,000	—
Current portion of lease liabilities	454	40
Current portion of deferred revenue	—	2,983
Current portion of deferred rent	—	418
Liabilities held for sale	6,273	—
Total current liabilities	94,418	15,804
Long-term debt, net of deferred issuance costs	25,717	35,832
Long-term lease liabilities	864	91
Deferred rent	—	1,296
Total liabilities	120,999	53,023
Commitments and contingencies
Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized and 538,000 shares issued and outstanding at December 31, 2019	21,468	—
Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 40,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 5,076,593 shares issued and 5,008,846 shares outstanding at December 31, 2019; 4,424,205 shares issued and 4,356,459 shares outstanding at December 31, 2018	507	442
Treasury stock: 67,746 shares held at December 31, 2019 and December 31, 2018	(5,056)	(5,056)
Additional paid-in capital	511,684	493,784
Accumulated other comprehensive loss	(327)	(144)
Accumulated deficit	(533,025)	(420,548)
Total stockholders’ (deficit) equity	(26,217)	68,478
Total liabilities, preferred stock and stockholders' (deficit) equity	$116,250	$121,501
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Revenues
Grants	$2,143	$1,120
License fee revenue	5,000	—
Total revenues	7,143	1,120
Operating expenses
Research and development	64,535	71,588
General and administrative	29,972	24,998
Total operating expenses	94,507	96,586
Loss from operations	(87,364)	(95,466)
Other income (expense):
Interest income	1,351	1,639
Interest expense	(4,280)	(4,199)
Change in fair value of warrant liability	(19,192)	—
Other expense	(2,992)	(10)
Total other expense	(25,113)	(2,570)
Net loss	$(112,477)	$(98,036)

Net loss per common share attributable to common shareholders, basic and diluted	$(24.01)	$(24.37)
Weighted-average shares outstanding-basic and diluted	4,684,711	4,023,058

Net loss	$(112,477)	$(98,036)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	45	1
Foreign currency translation adjustment	(228)	(99)
Comprehensive loss	$(112,660)	$(98,134)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	—	—	3,396,264	$340	(67,746)	$(5,056)	411,922	(322,512)	(46)	84,648
Share-based compensation	—	—	—	—	—	—	13,824	—	—	13,824
Exercise of stock options	—	—	101,680	10	—	—	3,260	—	—	3,270
Issuance of common stock - Employee Stock Purchase Plan	—	—	4,539	—	—	—	205	—	—	205
Issuance of common stock in a public offering, net	—	—	920,000	92	—	—	64,573	—	—	64,665
Issuance of common stock upon vesting of restricted stock units	—	—	1,722	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(98,036)	(98)	(98,134)
Balance, December 31, 2018	—	$—	4,424,205	$442	(67,746)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	—	—	7,338	—	—	7,338
Exercise of stock options	—	—	2,985	—	—	—	76	—	—	76
Issuance of common stock - Employee Stock Purchase Plan	—	—	8,000	1	—	—	97	—	—	98
Issuance of common stock upon vesting of restricted stock units	—	—	12,287	1	—	—	(1)	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	259,116	26	—	—	8,951	—	—	8,977
Issuance of redeemable convertible preferred stock in public offering, net	575,000	22,944	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(37,000)	(1,476)	370,000	37	—	—	1,439	—	—	1,476
Comprehensive loss	—	—	—	—	—	—	—	(112,477)	(183)	(112,660)
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(112,477)	$(98,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	7,338	13,824
Depreciation and amortization expense	7,175	6,698
Change in fair value of warrant derivative liability	19,192	—
Impairment of intangible assets	2,064	—
Amortization of (discount) premium on investment securities, net	(30)	94
Amortization of right-of-use assets	1,331	—
Accretion of lease liability	804	(276)
Amortization of deferred issuance costs	885	886
Loss on disposition of fixed assets	6	10
Warrant and private placement option issuance costs	3,047	—
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	606	(589)
Prepaid expenses and other assets	(1,096)	1,070
Accounts payable	(1,131)	460
Accrued liabilities and other	(2,300)	2,197
Deferred revenue	(2,983)	(1,120)
Net cash used in operating activities	(77,569)	(74,782)
Cash flows from investing activities:
Purchases of investment securities	—	(59,335)
Proceeds from sale of investment securities	49,379	71,362
Purchases of property and equipment	(522)	(1,617)
Cash provided by investing activities	48,857	10,410
Cash flows from financing activities:
Proceeds from issuance of common stock in a public offering, net	8,977	64,860
Proceeds from issuance of redeemable convertible preferred stock in a public offering, net	22,944	—
Proceeds from issuance of warrants in a public offering, net	30,888	—
Proceeds received from private placement option, net	11,152	—
Proceeds from exercise of stock options	76	3,270
Proceeds from issuance of stock from employee stock purchase plan	98	205
Payment on financing lease obligations	(47)	(31)
Payment of issuance costs on common stock	—	(195)
Net cash provided by financing activities	74,088	68,109
Effect of exchange rate changes on cash	(228)	(98)
Net change in cash, cash equivalents and restricted cash	45,148	3,639
Cash, cash equivalents and restricted cash at beginning of period	48,668	45,029
Cash, cash equivalents and restricted cash at end of period	$93,816	$48,668
Supplemental cash flow information:
Cash paid during the period for interest	$3,201	$3,025
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payables and accrued liabilities	$—	$27
Financing leases incurred for equipment	$167	$—
Conversion of redeemable preferred stock into common stock	$1,476	$—
Reclassification of property and equipment, net to assets held for sale	$12,039	$—
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Bellicum Pharmaceuticals, Inc., (“Bellicum”), is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in areas of cellular immunotherapy, including CAR-T and CAR-NK therapy.

Bellicum formed two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Europe GmbH, a private limited liability company organized under German law. Both were formed for the purpose of developing product candidates in Europe. Bellicum, Bellicum Pharma Limited, Bellicum Europe GmbH and Bellicum Pharma GmbH are collectively referred to herein as the “Company”. Bellicum Europe GmbH, a dormant Swiss subsidiary, was liquidated in the third quarter of 2019. All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker. The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer who manages operations and reviews the financial information as a single operating segment for purposes of allocating resources and evaluating its financial performance.

Reverse Stock Split
On February 5, 2020, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-10 and (ii) reduce the number of authorized shares of the Company’s common stock from 200,000,000 to 40,000,000.

On February 5, 2020, the Company effected a reverse stock split of all issued and outstanding shares of our common stock at a ratio of 1-for-10, and reduced the number of authorized shares of the Company’s common stock from 200,000,000 to 40,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented.

Basis of Presentation
The accompanying financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”).

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. As of December 31, 2019, the Company has an accumulated deficit of $533.0 million.

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

The Company believes that its current capital resources, which consist of cash, cash equivalents and investments securities, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of additional debt allowed under existing debt arrangements, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue recognition, and expenses. Actual results could differ materially from those estimates.
Revenue Recognition
The Company’s sources of revenue in 2019 have been from its licensing agreement with The University of Texas MD Anderson Cancer Center, (“MD Anderson”) and from grants. Prior to 2019, the Company's only source of revenue was from grants.
Grant Revenue
When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.
License Revenue
The promised services in license agreements consist of license rights to the Company’s intellectual property. When management believes the license to its intellectual property and products has stand-alone value, the Company recognizes revenue attributed to the license upon delivery.
The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when the Company satisfies the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.
The Company may provide options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.
License agreements generally include certain milestone payments. The Company utilizes the “most likely amount” method to estimate the amount of variable consideration, to predict the amount of consideration to which it will be entitled for its license agreement. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Milestone, annual maintenance, and royalty payments that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company reevaluates the probability of achievement of each and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. To date, the Company has not recognized any development, regulatory or commercial milestones or royalty revenue resulting from its license agreement. Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.
License Agreement
On January 22, 2019, the Company entered into a licensing and commercialization agreement with MD Anderson (the "MD Anderson License Agreement"). Under the MD Anderson License Agreement, the Company granted MD Anderson non-exclusive rights in certain Caspase-9 and related technologies and use of a small molecule known as rimiducid.
During the fourth quarter of 2019, and under the terms of the MD Anderson License Agreement, MD Anderson exercised an option to grant a non-exclusive sublicense of the rights licensed by the Company to MD Anderson under the MD Anderson License Agreement. MD Anderson, as a result of this exercise, granted a sublicense that entitled the Company to receive as consideration an upfront payment of $5.0 million in license fees as well as additional future annual maintenance fees, milestone payments related to the achievement of pre-specified development, regulatory, and commercialization events, and royalties of two percent on net sales of licensed products.
During the fourth quarter of 2019, the Company recognized $5.0 million of license fee revenue as delivery of the license occurred and the license to its Caspase-9 intellectual property has stand-alone value. To date, the Company has not received any milestones or royalty revenue resulting from the MD Anderson License Agreement.
Cancer Research Grant Contract
On August 9, 2017, the Company entered into a Cancer Research Grant Contract (the “CPRIT Agreement”) with the Cancer Prevention Research Institute of Texas (“CPRIT”), pursuant to which CPRIT awarded a grant of approximately $16.9 million to the Company to fund development of rivo-cel for hematologic cancer (the “CPRIT Award”). The CPRIT Award is contingent upon funds being available during the term of the CPRIT Agreement and subject to CPRIT’s ability to perform its obligations under the CPRIT Agreement.

The Company and CPRIT will retain joint ownership over any intellectual property developed under the CPRIT Agreement. With respect to non-commercial use of any intellectual property developed under the CPRIT Agreement (the “CPRIT Project Results”), the Company agreed to grant to CPRIT a sublicensable, nonexclusive, irrevocable, royalty-free, perpetual worldwide license to any intellectual property of the Company that is necessary to exploit the CPRIT Project Results. The CPRIT Agreement permits the Company to license any CPRIT Project Results, subject to the Company retaining an exclusive sublicensable license to exploit the CPRIT Project Results for non-commercial purposes.

The Company is obligated to make revenue-sharing payments to CPRIT with respect to net sales of any product covered by the CPRIT Agreement, up to a maximum repayment of 400% of the aggregate amount paid to the Company by CPRIT under the CPRIT Agreement. The payments are determined as a percentage of net sales ranging from the low to mid-single digits, which may be reduced if the Company is required to obtain a license from a third party to sell any such product. In addition, upon meeting the foregoing limitation on revenue-sharing payments, the Company agreed to make continued revenue-sharing payments to CPRIT of less than 1% of net sales.

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the years ended December 31, 2019 and 2018, the Company incurred expenses and recognized revenue of $2.1 million and $1.1 million, respectively, for work performed under the CPRIT grant.

The CPRIT Agreement was due to expire on February 29, 2020, but was terminated early by the Company on January 31, 2020.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term, highly liquid investments with maturity of three months or less from the date of purchase and that can be liquidated without prior notice or penalty, to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$91,028	$43,695
Restricted cash, current	2,788	—
Restricted cash, noncurrent	—	4,973
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$93,816	$48,668

During 2017, $4.2 million was received from CPRIT, and is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. To date, CPRIT authorized the release of $2.5 million of restricted funds from the CPRIT account, leaving a balance of $1.7 million recorded as restricted cash on the accompanying balance sheets at December 31, 2019.
The remaining $1.1 million of restricted cash as of December 31, 2019 is held in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the escrowed funds is subject to the terms of the escrow agreement and requirements therein including approval by both the Company and the landlord based on authorized completion of certain aspects of the manufacturing improvements.
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
The Company determines the appropriate classification of investment securities based on whether they represent the investment of funds available for current operations. The Company reevaluates its classification as of each balance sheet date. All investment securities owned are classified as available-for-sale. The cost of securities sold is based on the specific identification method. Investment securities are recorded as of each balance sheet date at fair value based on quoted prices in active markets, with unrealized gains and, to the extent deemed temporary, unrealized losses reported as accumulated other comprehensive gain (loss), a separate component of stockholders' (deficit) equity. Interest and dividend income on investment securities, accretion of discounts and amortization of premiums and realized gains and losses are included in interest income in the statements of operations and comprehensive loss.
An investment security is considered to be impaired when a decline in fair value below its cost basis is determined to be other than temporary. The Company evaluates whether a decline in fair value of an investment security is below its cost basis is other than temporary using available evidence. In the event that the cost basis of the investment security exceeds its fair value, the Company evaluates, among other factors, the amount and duration of the period that the fair value is less than the cost basis, the financial health of and business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, the Company’s intent to sell the investment security and whether it is more likely than not the Company would be required to sell the investment security before its anticipated recovery. If a decline in fair value is determined to be other than temporary, the Company records an impairment charge in the statement of operations and comprehensive loss and establishes a new cost basis in the investment. To date, the Company has not identified any other than temporary declines in the fair value of its investment securities.
Assets Held for Sale
In 2019 the Company completed the buildout of manufacturing space at its leased headquarters in Houston, Texas and began in-house clinical supply manufacturing. However, the facility includes capacity far in excess of the Company's anticipated current and near-term manufacturing needs and management decided to seek a partner for the facility with the goal of reducing the Company's costs while maintaining dedicated cell therapy manufacturing capacity to support the Company's product candidates. The Company recently announced the sale of its U.S. manufacturing facility to MD Anderson Cancer Center. As of December 31, 2019, assets and liabilities relating to the Company's manufacturing facility and related laboratories and office space met the accounting standards criteria for assets held for sale. The net carrying value of property and equipment, net of $12.0 million and right-of-use assets of $4.8 million was reclassified to assets held for sale on the accompanying consolidated balance sheet as of December 31, 2019. The net carrying value of the current portion of lease liabilities of $1.5 million and of long-term lease liabilities of $4.8 million was reclassified to liabilities held for sale on the accompanying consolidated balance sheet as of December 31, 2019. The primary reason for the disposal is to reduce the Company's fixed operating expenses by transitioning from an in-house clinical supply manufacturer to a third party manufacturer. The disposal of the assets and liabilities is expected to be completed during the first quarter of 2020.
Property and Equipment
Furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.
Property and equipment consisted of the following:

(in thousands, except useful lives)	Estimated Useful Lives				December 31, 2019	December 31, 2018
Leasehold improvements			5	Years	$3,944	$21,633
Lab equipment			5	Years	5,459	8,471
Office furniture			5	Years	392	1,704
Manufacturing equipment			5	Years	395	1,890
Computer and office equipment	3	to	5	Years	1,595	1,606
Equipment held under capital leases			5	Years	270	204
Software			3	Years	385	361
Total					12,440	35,869
Less: accumulated depreciation					(9,911)	(14,991)
Property and equipment, net					$2,529	$20,878

During the years ended December 31, 2019 and 2018, the Company recorded $7.0 million and $6.7 million of depreciation expense, respectively.
Intangible Assets
Non-refundable upfront payments related to a supply agreement with future benefits have been capitalized as an intangible asset, presented in other assets on the accompanying consolidated balance sheets and amortized over the term of the agreement. The amortization of the intangible asset is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.
During the fourth quarter of 2019, the Company recorded $2.1 million of impairment charges related to the non-refundable upfront payments for the Miltenyi supply agreement that had been capitalized as an intangible asset. The Company recorded the impairment charge as a “Research and development” operating expense within the accompanying consolidated statements of operations and comprehensive loss. There were no other impairment charges related to long-lived assets for the years ended December 31, 2019 and 2018.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31, 2019	December 31, 2018
Accrued payroll	$2,032	$3,430
Accrued patient treatment costs	1,162	2,053
Accrued manufacturing costs	2,230	546
Accrued professional services	654	235
Accrued obligations under material supply agreements	1,121	—
Accrued construction costs	—	457
Accrued other	2,571	1,868
Total accrued expenses and other current liabilities	$9,770	$8,589
Debt Issuance Costs
Costs related to debt issuance are presented in the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts and are amortized using the effective interest method. Amortization of debt issuance costs are included in interest expense in the accompanying statements of operations and comprehensive loss.

Warrant Derivatives
Freestanding warrants exercisable for multiple underlying instruments are classified as liabilities in the accompanying consolidated balance sheets. The Company accounts for these warrants at fair value on the date of issuance and are subject to re-measurement to fair value at each balance sheet date. Any change in fair value is recognized as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss.
The Company estimates the fair value of these liabilities using the binomial option model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of this instrument. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or a change in control, as defined. The warrants are freely exercisable at any time from the issuance date until the expiration date, provided exercise does not cause a warrant holder to exceed a pre-determined beneficial ownership limit.
Private Placement Option
The Company has entered into a security purchase agreement that contains a call option on preferred shares that are puttable outside the control of the Company. The Company recorded the option as a liability and measured the fair value of the option at the time of issuance. The Company will re-measure the option to fair value at each balance sheet date and record changes in fair value in other income (expense) in the accompanying consolidated statement of operations and comprehensive loss at each reporting period. Offering expenses arising from the issuance of the private placement option were expensed as incurred.
Preferred Stock
Preferred shares issued by the Company that are subject to mandatory redemption are classified as liability instruments in the accompanying consolidated balance sheets and are measured at fair value at the date of issuance. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within mezzanine equity in the accompanying consolidated balance sheets. At all other times, preferred shares are classified within stockholders’ (deficit) equity.
Operating Leases
At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, upon lease commencement, the Company records a lease liability which represents the Company’s obligation to make lease payments arising from the lease, and a corresponding right-of-use (“ROU”) asset which represents the Company’s right to use an underlying asset during the lease term.

Operating leases are recognized as right-of-use, or ROU, assets and operating lease liabilities on the balance sheet based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company's incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Leases with a term of 12 months or less are not recognized on the balance sheets.

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in an orderly transaction between market participants in a principal market on the measurement date.
Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy defines a three-tiered valuation hierarchy for disclosures that prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market, as described further in Note 2.
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
The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The Company believes the recorded values of its financial instruments, including cash and cash equivalents, accounts payable, accrued liabilities, and debt approximate their fair values due to the short-term nature of these instruments.

Financial Instruments and Credit Risks
Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, investment securities, and accounts receivable. The Company maintains cash and cash equivalents and investment securities with high credit quality counterparties, regularly monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk.

Equity Issuance Costs
Equity issuance costs represent costs paid to third parties in order to obtain equity financing. These costs have been netted against the proceeds of the equity issuances.
Licenses and Patents
Licenses and patent costs for technologies that are utilized in research and development and have no alternative future use are expensed as incurred. Costs related to the license of patents from third parties and internally developed patents are classified as research and development expenses. Legal costs related to patent applications and maintenance are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
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

Share-Based Compensation
The Company accounts for share-based compensation based on the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and consultants to be recognized in the financial statements, based on their fair value.
The Company calculates the fair value of stock options on the date of grant using the Black-Scholes pricing model, which requires a number of estimates, including the expected life of awards, interest rates, stock volatility and other assumptions. Restricted stock is measured based on the fair market value of the underlying stock on the date of grant. If the awards are classified as liability awards, the fair value is remeasured at each reporting date and the compensation expense is adjusted accordingly. Additionally, the Company applies a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjust the expense as these awards vest. All of the Company's current equity awards are service based awards and the share-based compensation cost is being recognized over the requisite service period of the awards on a straight-line basis.
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
As of December 31, 2019, the Company had recorded a full valuation allowance on its net U.S. and foreign deferred tax assets because the Company expects that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted.
The Company accounts for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2019 and 2018, the Company had no uncertain tax positions and no interest or penalties have been charged for the years ended December 31, 2019 and 2018. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2019 remain open to examination by the U.S. Internal Revenue Service.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period, from transactions, and other events and circumstances from non-owner sources. Components of other comprehensive loss includes, among other items, unrealized gains and losses on the changes in fair value of investments and unrealized gains and losses on the change in foreign currency exchange rates. These components are added, net of their related tax effect, to the reported net loss to arrive at comprehensive loss.
Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the conversion of preferred stock to common stock, exercise of warrants to purchase common stock, exercise of stock options, and vesting of restricted stock units.

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per shares of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	December 31, 2019	December 31, 2018
Common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	5,380,000	—
Warrants to purchase common stock	5,750,000	—
Options to purchase common stock	567,842	575,924
Unvested shares of restricted stock units	6,359	24,615
Total common stock equivalents	11,704,201	600,539
Application of New Accounting Standards

The Company adopted ASU 2016-02, Leases (Topic 842), (“ASC 842”) effective January 1, 2019, which required lessees to recognize a right-of-use asset and a corresponding lease liability for all leases with lease terms of greater than 12 months. ASC 842 provided for a modified retrospective transition approach allowing the Company to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption without a restatement of prior periods. As a result of the adoption, the Company adjusted its beginning balance of 2019 by recording operating lease ROU assets and liabilities through a cumulative-effect adjustment. The adoption of the new standard did not materially impact the Company's consolidated results of operations and cash flows and did not have an impact on the Company's beginning accumulated deficit balance.

The Company elected the ‘package of practical expedients’, which permitted it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use of hindsight practical expedient. The new standard also provided practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify.
New Accounting Requirements and Disclosures

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies fair value disclosures and removes some disclosure requirements for both public and private companies. In addition, public companies are subject to some new disclosure requirements which requires to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, and Topic 825, Financial Instruments, which provides practical expedients and policy elections related to the presentation and disclosure of accrued interest and the related allowance for credit losses and clarifies how to disclose line-of-credit arrangements that are converted to term loans. ASU No. 2019-04 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

NOTE 2 - FAIR VALUE OF MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities
The following tables present the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value at December 31, 2019			Fair Value at December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds and treasury bills	$77,170	$—	$—	$24,953	$—	$—
Total Cash Equivalents	$77,170	$—	$—	$24,953	$—	$—

Investment Securities:
U.S. government agency-backed securities	$—	$—	$—	$—	$7,383	$—
Corporate debt securities	—	—	—	—	41,921	—
Total Investment Securities	$—	$—	$—	$—	$49,304	$—

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

The Company did not have any investment securities classified as available-for-sale as of December 31, 2019. Investment securities classified as available-for-sale as of December 31, 2018 are presented in the below table:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
December 31, 2018
U.S. government agency-backed securities	$7,382	$2	$(1)	$7,383
Corporate debt securities	41,968	—	(47)	41,921
Total	$49,350	$2	$(48)	$49,304

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of December 31, 2019, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	December 31, 2019	September 30, 2019	August 21, 2019
Risk-free interest rate	1.83%	1.62%	1.54%
Volatility	78.67%	70.89%	69.72%
Expected life (years)	6.64	6.89	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis at December 31, 2019:

	Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$52,184
Private placement option liability	—	—	12,094
Total fair value	$—	$—	$64,278
The ending balance of the Level 3 financial instruments presented above represents our best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

The table below provides the Level 3 liability adjustments for any issuances of warrants and private placement options and changes in fair value that occurred during the year ended December 31, 2019:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2018	$—	$—	$—
Issuance of warrants	32,992	—	32,992
Private placement option liability	—	12,094	12,094
Change in fair value	19,192	—	19,192
Balance, December 31, 2019	$52,184	$12,094	$64,278

NOTE 3 - LEASES

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

As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate is based on the information available at lease commencement date and was used to determine the present value of lease payments. Components of lease cost are as follows:

(in thousands)	Year Ended December 31, 2019
Finance lease cost:
Amortization of leased assets	$61
Interest on lease liabilities	25
Operating lease cost	2,135
Short-term lease cost	296
Total lease cost	$2,517

Weighted-average remaining lease term:
Operating leases	5.2 years
Finance leases	2.4 years
Weighted-average discount rate:
Operating leases	12.1%
Finance leases	13.4%

Supplemental cash flow information and non-cash activity related to the Company's operating and finance leases are as follows:

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,378
Operating cash flows from finance leases	25
Financing cash flows from finance leases	47
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$2,263
Maturities of lease liabilities by year for leases are as follows:

(in thousands)	Operating Leases	Financing Leases
2020	$2,663	$96
2021	1,673	90
2022	1,418	39
2023	1,143	—
2024	1,185	—
2025 and beyond	2,065	—
Total lease payments	10,147	225
Less: Imputed interest	(2,748)	(33)
Present value of lease liabilities	$7,399	$192

As of December 31, 2018, minimum lease payments under non-cancelable leases by period were expected to be as follows (in thousands):

Year	Operating Leases	Capital Leases
2019	$2,087	$68
2020	1,112	68
2021	1,055	43
2022	1,094	—
2023	1,133	—
Thereafter	3,222	—
Total minimum rentals	$9,703	$179

NOTE 4 - DEBT
Oxford Loan

On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as the collateral agent and a lender, pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”) on the Oxford Closing Date. On the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to a previous lender.

The Company’s obligations under the Oxford Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, other than its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Oxford Loan Agreement. The Oxford Loan matures on December 1, 2022 (the “Oxford Maturity Date”) and will be interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest. The Oxford Loan bears interest at a floating per annum rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%. The interest rate on amounts borrowed under the Oxford Loan Agreement was 11.44% at December 31, 2019.

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

On December 24, 2019, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with Oxford Finance LLC, in connection with the proposed sale of certain assets of the Company. Pursuant to the Amendment, the Loan Agreement was amended to, among other things: (i) provide for the Collateral Agent’s and the Lenders’ consent to (a) the Company’s entry into an asset purchase agreement relating to the proposed sale of certain of the Company’s assets and (b) the Company’s consummation of such asset sale, provided such sale occurs on or prior to March 31, 2020; (ii) if such asset sale occurs on or prior to March 31, 2020, extend the interest-only period by up to 18 months; (iii) if the proposed asset sale closes on or prior to March 31, 2020, provide for a partial repayment to the Lenders of an amount that equals the vast majority of the proceeds the Company expects to receive at the closing of the asset sale, a portion of which will be applied as partial payment of the Oxford Final Payment Fee; and (v) if the proposed asset sale occurs on or prior to March 31, 2020, grant the Lenders and the Collateral Agent a security interest in the Company’s intellectual property as of the closing of the asset sale, in each case as set forth in the Amendment. In the event the proposed asset sale does not close on or prior to March 31, 2020, the Amendment provides that the Company, the Collateral Agent and the Lenders shall renegotiate the foregoing terms.

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred issuance costs, which offset long-term debt on the Company's consolidated balance sheet. The deferred issuance costs are being amortized over the term of the loan as interest expense using the effective interest method. During the years ended December 31, 2019 and 2018, interest expense of amortized deferred issuance costs included $0.9 million and $0.9 million, respectively.
The future gross payments due under the Company's debt arrangements are as follows:

(in thousands)	Payments
Year 2020	$11,000
Year 2021	12,000
Year 2022	15,045
Total debt	$38,045
Less deferred issuance costs	(1,328)
Less current portion	(11,000)
Total long-term debt	$25,717

Management believes that the carrying value of the debt facility approximates its fair value, as the Company's debt facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Company's debt facility is determined under Level 2 in the fair value hierarchy.

NOTE 5 - AUGUST 2019 PUBLIC OFFERING AND PRIVATE PLACEMENT
August 2019 Public Offering
On August 16, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 575,000 shares of the Series 1 Redeemable Convertible Non-Voting Preferred Stock of the Company (the “Series 1 Preferred Stock”) and warrants (the “Public Warrants”) to purchase up to 5,750,000 shares of its common stock. Each share of Series 1 Preferred Stock was being sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. Under certain circumstances, each warrant to purchase 10 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock. The offering closed on August 21, 2019, and the net proceeds to the Company from the Offering was approximately $53.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, and excluding any proceeds that the Company may receive upon exercise of the Public Warrants.

All of the Public Warrants sold in the Offering have an exercise price of $13.00 per share of common stock or, in certain circumstances, for $130.00 per share of Series 1 Preferred Stock, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Public Warrants will be immediately exercisable upon issuance, provided that the holder will be prohibited, subject to certain exceptions, from exercising a warrant for shares of common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The Public Warrants will expire on August 21, 2026, unless exercised prior to that date.

Private Placement

On August 16, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company has agreed to issue in a private placement (i) 350,000 shares of its Series 2 Redeemable Convertible Non-Voting Preferred Stock (the “Series 2 Preferred Stock”), at a purchase price of $100.00 per share, and related warrants (the “Private Warrants”) to purchase up to 2,800,000 shares of common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of its Series 3 Redeemable Convertible Non-Voting Preferred Stock (the “Series 3 Preferred Stock” and, together with the Series 1 Preferred Stock and Series 2 Preferred Stock, the “Preferred Stock”), at a purchase price of $140.00 per share, and related warrants (also, “Private Warrants”) to purchase up to 875,000 shares of common stock at an exercise price of $14.00 per share. The purchase and sale of the securities issuable under the private placement agreement may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion within five days’ notice to the Company. The purchase and sale was subject to the Company’s obtaining stockholder approval for additional authorized shares of Common Stock or a reverse stock split (the “Required Stockholder Approval”), which occurred in the first quarter of 2020. The right of the Purchasers to purchase such securities will expire two and a half years after the Required Stockholder Approval, on June 15, 2022, with respect to the Series 2 Preferred Stock, and three years after such stockholder approval, on January 15, 2023, with respect to the Series 3 Preferred Stock, if not exercised prior to that date.

The Company received $11.2 million in net option fee proceeds upon the execution of the Securities Purchase Agreement.

Total offering costs incurred by the Company related to the Public Warrants, Private Warrants and options amounted to $3.0 million, which are presented as other expense on the accompanying consolidated statements of operations and comprehensive loss.

NOTE 6 - WARRANT DERIVATIVE LIABILITY

In connection with the Company’s August 2019 Public Offering, the Company issued immediately exercisable warrants ("Series 1 warrants") to purchase up to 5,750,000 shares of common stock and, under certain circumstances, each warrant to purchase 10 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock. The Company recorded the Series 1 warrants as a derivative liability in the accompanying consolidated balance sheet and is measured at fair value using a binomial model with gains or losses recognized in the consolidated statement of operations and comprehensive loss at the end of each reporting period. Offering expenses arising from the issuance of warrants were expensed as incurred.

The following table reflects the fair value roll forward reconciliation of the warrant derivative liability for the year ended December 31, 2019:

(in thousands)	Warrant Derivative Liability
Fair value of Series 1 warrants at the date of issuance, August 21, 2019	$32,992
Change in fair value	19,192
Fair value at December 31, 2019	$52,184

NOTE 7 - PRIVATE PLACEMENT OPTION LIABILITY

In August 2019, the Company executed the Securities Purchase Agreement in relation to the August 2019 private placement, and received net option fee proceeds of approximately $11.2 million. Pursuant to the Securities Purchase Agreement, the Company agreed to issue, in multiple private placements, Series 2 and 3 Preferred Stock and Private Warrants upon the request of the Purchasers, contingent on the Company obtaining the Required Stockholder Approval. The Company obtained the Required Stockholder Approval in the first quarter of 2020.

The right of the Purchasers to purchase such securities will expire two and a half years after the obtaining stockholder approval for additional authorized shares or a reverse stock split, with respect to the Series 2 Preferred Stock, and three years after such stockholder approval or such reverse stock split, with respect to the Series 3 Preferred Stock, if not exercised prior to that date.

The Company determined that the option fee is a liability because it can be exercised for Series 2 and 3 Preferred Stock that are puttable by the holder outside the control of the Company. The Company recorded the net proceeds of the Option Fee as a liability which approximates the fair value at December 31, 2019.

NOTE 8 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 538,000 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2019. There were no shares of Series 2 or 3 Preferred Stock issued and outstanding as of December 31, 2019. There were no preferred shares issued and outstanding at December 31, 2018. The Series 1 Preferred Stock was issued together with warrants for a combined purchase price of $100.00 per share of Series 1 Preferred Stock and one warrant to purchase 10 shares of common stock. During the year ended December 31, 2019, 37,000 shares of Series 1 Preferred Stock were converted to common stock.

As of December 31, 2019, the Company classified the Series 1 Preferred Stock as temporary equity, as the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

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

Optional Conversion

Each share of Preferred Stock is initially convertible into 10 shares of Common Stock. The conversion price at which Preferred Stock may be converted into shares of common stock, is subject to adjustment in connection with certain specified events.

Redemption

Until the applicable Transition Date (defined below), at any time on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, all or any portion of the preferred stock is redeemable at the option of the holder at a redemption price of $100.00 per share (for Series 1 and Series 2 Preferred Stock) and $140.00 per share (for Series 3 Preferred Stock).  The “Transition Date” means:

•	With respect to the Series 1 Preferred Stock, the first date following August 21, 2021, on which each of the Conditions (as defined below) is met (the “Series 1 Transition Date”);

•
With respect to the Series 2 Preferred Stock, the first date following the six-month anniversary of the Series 1 Transition Date on which each of the Conditions is met (the “Series 2 Transition Date”); and

•	With respect to the Series 3 Preferred Stock, the first date following the six-month anniversary of the Series 2 Transition Date on which each of the Conditions is met.

The “Conditions” mean: (1) the closing price of the Company’s common stock has been equal to or exceeded $25.00 per share for 180 calendar days (for determining if the Conditions are met for the Series 1 Preferred Stock and Series 2 Preferred Stock) and $35.00 per share (for the Series 3 Preferred Stock) for 180 calendar days; (2) the 50-day average trading volume of the Company’s common stock on the Nasdaq stock market is greater than 50,000 shares; and (3) a Phase 3 or Phase 2 pivotal clinical trial for one of the Company’s CAR-T product candidates has been initiated, meaning that at least one clinical trial site has been activated.

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

NOTE 9 - STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION PLANS

Stockholder's Equity

On April 20, 2018, the Company completed an underwritten public offering of 920,000 shares of its common stock at a price of $75.00 per share, for an aggregate offering size of $69.0 million, pursuant to a registration statement on Form S-3. The net proceeds to the Company, after deducting underwriting discounts, and commissions and offering expenses was approximately $64.7 million.

On October 5, 2018, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC ("Jefferies"), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s prospective supplement to its shelf registration statement on Form S-3 (the “Prospective Supplement”). During the year ended December 31, 2019, the Company received $9.0 million in net proceeds from the sale of 259,115 shares of its common stock in the open market. On August 16, 2019, in connection with the Public Offering, the Company delivered written notice to Jefferies that the Company was suspending and terminating the Prospectus Supplement related to the shares of its common stock issuable pursuant to the Sale Agreement. The Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Prospectus Supplement, the Sale Agreement remains in full force and effect.
Share-Based Compensation Plans

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan the ("2019 Plan") which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the ("2014 Plan"), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan, or the Share Reserve, will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, and plus (iii) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.

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

At December 31, 2019 and 2018, outstanding awards were comprised of the following:

	December 31, 2019	December 31, 2018
Options	471,282	401,535
Inducement option awards	96,560	122,500
Restricted stock units	5,609	19,490
Inducement restricted stock units outstanding	750	5,125
Total outstanding awards	574,201	548,650

Grant Date Fair Value

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Year Ended
	December 31, 2019	December 31, 2018
Options granted	276,830	262,319
Weighted-average exercise price	26.12	68.79
Weighted-average grant date fair value	16.99	45.10
Assumptions:
Risk-free interest rate	2.23%	2.67%
Volatility	72%	72%
Expected life (years)	6.04	6.08
Expected dividend yield	—%	—%

Share-Based Compensation Activity

The following table summarizes the stock option activity for all stock plans during the year ended December 31, 2019 and 2018 as follows:

Options	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2017	528,647	$123.51	7.35	$7,223
Granted	262,319	$68.79
Exercised	(104,445)	$31.99
Forfeited	(110,597)	$155.64
Balance at December 31, 2018	575,924	$109.01	8.09	$87
Granted	276,830	$26.12
Exercised	(220)	$25.50
Forfeited	(284,692)	$93.81
Balance at December 31, 2019	567,842	$76.25	7.82	$12
Exercisable at December 31, 2019	271,356	$109.26	6.66	$5

For the years ended December 31, 2019 and 2018, the Company received cash of $0.1 million and $3.3 million, respectively, upon option exercises.

The following table summarizes the options outstanding and exercisable at December 31, 2019:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$5.10 to $27.99	116,935	8.23	$19.72	19,560	2.12	$24.78
$28.00 to $34.59	114,298	9.05	$33.66	12,550	8.97	$33.91
$34.60 to $78.49	112,977	7.78	$68.77	68,586	7.22	$70.77
$78.50 to $117.99	91,960	7.84	$96.55	57,690	7.72	$99.18
$118.00 to $234.70	131,672	6.42	$155.68	112,970	6.32	$160.77
Total	567,842	7.82	$76.25	271,356	6.66	$109.26

The following table summarizes the stock award activity for all stock plans during the year ended December 31, 2019:

Awards	Outstanding Restricted Stock Awards and Units	Weighted-Average Grant Date Fair Value Per Share	Outstanding Aggregate Intrinsic Value (in thousands)	Total Fair Value of Restricted Awards Vested (in thousands)
Balance at December 31, 2017	14,066	$138.69	$1,183
Granted	21,125	$71.36
Vested	(5,723)	$158.47	$420	$907
Forfeited	(4,853)	$118.85
Balance at December 31, 2018	24,615	$80.23	$719
Granted	3,000	$33.30
Vested	(14,478)	$64.16	$240	$929
Forfeited	(6,778)	$82.44
Balance at December 31, 2019	6,359	$92.29	$82
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, the ("ESPP"), provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value.

A summary of activity within the ESPP follows:

	Year Ended
(in thousands except share data)	December 31, 2019	December 31, 2018
Deductions from employees	$70	$221
Share-based compensation expense recognized	$95	$138
Remaining share-based compensation expense	$206	$464
Proceeds received by the Company for ESPP	$98	$205
Weighted-average purchase price per common share	$12.25	$45.30
Number of shares purchased by employees under ESPP	8,000	4,539

As of December 31, 2019, there were 33,463 shares available for issuance under the ESPP.

Share-Based Compensation Expense
Share-based compensation expense by classification for December 31, 2019 and 2018 are as follows:

	Year Ended
(in thousands)	December 31, 2019	December 31, 2018
General and administrative	$4,017	$7,479
Research and development	3,321	6,345
Total	$7,338	$13,824

At December 31, 2019, total compensation cost not yet recognized was $7.4 million and the weighted-average period over which this amount is expected to be recognized is 1.98 years. The aggregate fair value of options and restricted shares vesting in the years ended December 31, 2019 and 2018 was $8.9 million and $13.9 million, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2,000,000 upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicensees under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

Litigation
Securities Litigation
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
On July 8, 2019, a purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders.
On July 19, 2019, another purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the same defendants in the same court. The Ludovissy and Paik derivative causes of action have been stayed until reinstated on motion of the parties.
On November 1, 2019, an additional purported shareholder derivative complaint captioned Mildred Taylor and Jessica Amor v. Richard A. Fair, et al. was filed against certain of the Company’s officers and directors in the District of Delaware. The Taylor complaint includes substantially similar factual allegations as the other matters described above and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements.
Other Litigation
On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, a third amended complaint was filed, which alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Plaintiffs are seeking unspecified monetary damages including punitive damages. In response to the third amended complaint, Bellicum filed a demurrer and a motion to strike portions of the third amended complaint, both of which are set for hearing on April 10, 2020.
The Company intends to vigorously defend itself in these proceedings. An adverse finding could materially affect our business and results of operations.

NOTE 11 - INCOME TAXES
The reconciliation between federal income taxes at the statutory U.S. federal income tax rate and the Company’s income tax expense for the year is as follows:

(in thousands)	December 31, 2019	December 31, 2018
Tax benefit at statutory rate	$(23,591)	$(20,608)
Other	(294)	128
Stock based compensation	2,674	2,213
Issuance costs on warrants, private placement option, and preferred stock	4,657	—
Deferred tax valuation allowances	19,542	21,606
Research and development credit	(2,988)	(3,339)
Income tax expense	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2019 and 2018 are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets (liabilities):
Federal net operating loss carryforward	$81,960	$63,624
Stock compensation	3,270	4,533
Intangible assets	8,077	8,392
Research and development credit	16,601	13,612
Operating lease right-of-use assets	(1,229)	—
Lease liabilities	1,538	—
Other	2,336	2,858
Total deferred tax assets, net of deferred tax liabilities	112,553	93,019
Valuation allowance	(112,553)	(93,019)
Net deferred tax assets	$—	$—

Net operating loss carryforwards and research tax credits as of December 31, 2019 and 2018 are as follows:

(in thousands)	December 31, 2019	December 31, 2018
U.S. federal income tax net operating loss carryforwards	$390,286	$302,971
U.K. net operating loss carryforwards	$—	$2,424
U.S. federal research tax credits	$11,348	$8,939
Texas research tax credits	$5,252	$4,673
The Company has $169.0 million of U.S. federal net operating loss carryovers that have no expiration date and the remaining begin to expire in 2025. The U.S. Federal and state research credits will begin to expire in 2028 and 2034 respectively. No study has been performed on the research and development (R&D) credits and gross R&D credits in the amount of $16.6 million could be limited based on review by the Internal Revenue Service.
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
Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its deferred tax assets at December 31, 2019 and 2018. The changes in the valuation allowance was an increase of $19.5 million and an increase of $21.6 million for the years ended December 31, 2019 and 2018, respectively.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data for the year ended December 31, 2019 and 2018 is presented below:

(unaudited; in thousands except per share data)
2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$516	$1,391	$103	$5,133
Loss from operations	$(23,868)	$(26,159)	$(23,437)	$(13,900)
Net loss	$(24,528)	$(26,936)	$(32,032)	$(28,981)
Net loss per share attributable to common shareholders - basic and diluted	$(5.54)	$(5.85)	$(6.79)	$(5.82)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$154	$362	$292	$312
Loss from operations	$(22,104)	$(23,567)	$(23,228)	$(26,567)
Net loss	$(22,840)	$(24,175)	$(23,801)	$(27,220)
Net loss per share attributable to common shareholders - basic and diluted	$(6.83)	$(5.95)	$(5.49)	$(6.27)

NOTE 13 - SUBSEQUENT EVENTS
M.D. Anderson Asset Purchase Agreement
On January 17, 2020, the Company entered into an Asset Purchase Agreement with The University of Texas M.D. Anderson Cancer Center, as amended by the First Amendment to Asset Purchase Agreement dated February 21, 2020, in connection with the sale of certain assets of the Company. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to M.D. Anderson certain assets and liabilities relating to the Company’s manufacturing facility and related laboratories and office space located at 2130 W. Holcombe Blvd., Houston, Texas 77030, for a purchase price of $15.0 million, payable in cash upon closing, less $1.5 million to be held in escrow for up to 18 months after the closing of the transaction.
The closing of the transaction is contingent upon, among other things, (a) the Board of Regents of the University of Texas System’s approval of the transaction, (b) the entry into a Master Services Agreement, by and between the Company and M.D. Anderson, pursuant to which M.D. Anderson will provide the Company with certain clinical supply services, (c) completion of an on-site inspection of the Facility by certain regulatory entities, (d) the Company obtaining consent from the landlord of the Facility, and (e) the satisfaction of customary terms and conditions, including adjustment to the purchase price and provisions that require the Company to indemnify M.D. Anderson for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the Asset Purchase Agreement and certain other matters. The closing of the transaction is expected to occur on or before March 31, 2020.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Corporate Controller (our principal executive officer, principal financial officer and principal accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer, Chief Financial Officer and Corporate Controller to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Consolidated Financial Statements.
Management, including our Chief Executive Officer and Chief Financial Officer and Corporate Controller, has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on those criteria and our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting which is included herein.
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

ITEM 9B.  Other Information
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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
(a)(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, 2019).

3.3
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of Bellicum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's report on Form 8-K, filed with the SEC on August 19, 2019).

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

4.4
Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016 (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-3 (File No. 333-209012), filed with the SEC on January 15, 2016).

4.5	Form of Warrant issued in public offering (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.6	Form of Warrant issued in private offering (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.7	Description of Securities

4.8
Securities Purchase Agreement, dated August 16, 2019, by and among the Company and the institutional investors named therein, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

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

Exhibit Number	Description
10.4(A)+	Bellicum Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2019).

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

10.5(A)+
Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 29, 2020).

10.5(B)+
Forms of stock option grant notice, stock option agreement and notice of exercise, and forms of restricted stock award notice and restricted stock award agreement under the Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan.

10.6+	Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

10.7+	Incentive Award Program (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 27, 2015).

10.8+	Incentive Award Program, as amended on February 19, 2018 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.9+
Letter Agreement by and between the Registrant and Richard A. Fair, dated January 25, 2017 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.10+
Retention Agreement by and between Registrant and Rosemary Williams, dated July 17, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

10.11+
Employment Agreement by and between Registrant and Rosemary Williams, effective January 1, 2017 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.12+
Employment Agreement by and between Registrant and Shane M. Ward, effective May 29, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018).

10.13+
Employment Agreement by and between Registrant and Atabak Mokari, effective November 19, 2018 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.14+
Employment Agreement by and between Registrant and Aaron Foster, Ph.D., effective June 1, 2016 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2019).

10.15
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
10.17*
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

10.23*
Exclusive License Agreement by and between the Registrant and Agensys, Inc., effective as of December 10, 2015 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2016).

10.24*
Co-Development and Co-Commercialisation Agreement by and between the Registrant and Adaptimmune Limited, effective as of December 16, 2016 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2017).

10.25
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

10.27
Second Amendment to Lease Agreement by and between Registrant and Sheridan Hills Developments L.P., dated June 20, 2014 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.28
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

10.31
Lease Agreement by and between the Registrant and Sheridan Hills Developments L.P., dated as of May 6, 2015 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2016).

10.32
First Amendment to Lease Agreement by and between the Registrant and Life Science Plaza Investment Group, LP, effective as of July 11, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016).

10.33
Second Amendment to Lease Agreement by and between the Registrant and Life Science Plaza Investment Group, LP, effective as of September 26, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

Exhibit Number	Description
10.34
Loan and Security Agreement by and between the Registrant and Oxford Finance LLC dated as of December 21, 2017 (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 13, 2018).

10.35*	First Amendment to Loan and Security Agreement, dated December 24, 2019, by and between the Registrant and Oxford Finance LLC.

10.36
Open Market Sale AgreementSM, dated October 5, 2018, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2018).

10.37*
Supply Agreement by and between Registrant and Miltenyi Biotech GmbH, dated March 27, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2019).

10.38*	Asset Purchase Agreement, dated January 17, 2020, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center

10.39	First Amendment to Asset Purchase Agreement, dated February 21, 2020, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates management contract or compensatory plan.

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

ITEM 15. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: March 12, 2020	By:	/s/ Richard A. Fair
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

Signature	Title	Date

/s/ Richard A. Fair	President, Chief Executive Officer and Director	March 12, 2020
Richard A. Fair	(Principal Executive Officer)

/s/ Atabak Mokari	Chief Financial Officer	March 12, 2020
Atabak Mokari	(Principal Financial Officer)

/s/ David E. Strauss	Corporate Controller	March 12, 2020
David E. Strauss	(Principal Accounting Officer)

/s/ James Brown	Chairman of the Board of Directors	March 12, 2020
James Brown

/s/ James M. Daly	Member of the Board of Directors	March 12, 2020
James M. Daly

/s/ Stephen R. Davis	Member of the Board of Directors	March 12, 2020
Stephen R. Davis

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 12, 2020
Reid M. Huber, Ph.D.

/s/ Judith Klimovsky	Member of the Board of Directors	March 12, 2020
Judith Klimovsky

/s/ Jon P. Stonehouse	Member of the Board of Directors	March 12, 2020
Jon P. Stonehouse