Form 10-Q
period 2020-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2020-05-07
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of May 1, 2020, there were 5,049,892 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the three months ended March 31, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66

SIGNATURES		68

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,555	$91,028
Restricted cash, current	939	2,788
Accounts receivable, interest and other receivables	46	303
Prepaid expenses and other current assets	1,633	884
Assets held for sale	17,050	16,851
Total current assets	94,223	111,854
Operating lease right-of-use assets	957	1,042
Property and equipment, net	1,830	2,529
Other assets	511	825
Total assets	$97,521	$116,250
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,794	$2,643
Accrued expenses and other current liabilities	8,075	9,770
Warrant derivative liability	15,265	52,184
Private placement option liability	16,187	12,094
Current portion of long-term debt	11,195	11,000
Current portion of lease liabilities	472	454
Liabilities held for sale	5,921	6,273
Total current liabilities	58,909	94,418
Long-term debt, net of deferred issuance costs	23,736	25,717
Long-term lease liabilities	739	864
Total liabilities	83,384	120,999
Commitments and contingencies
Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at March 31, 2020 and December 31, 2019, 534,000 shares issued and outstanding at March 31, 2020; 538,000 shares issued and outstanding at December 31, 2019	21,308	21,468
Stockholders’ deficit:
Common stock, $0.01 par value; 40,000,000 shares authorized at March 31, 2020 and December 31, 2019, 5,117,638 shares issued and 5,049,892 shares outstanding at March 31, 2020; 5,076,593 shares issued and 5,008,846 shares outstanding at December 31, 2019	51	507
Treasury stock: 67,746 shares held at March 31, 2020 and December 31, 2019	(5,056)	(5,056)
Additional paid-in capital	513,623	511,684
Accumulated other comprehensive loss	(340)	(327)
Accumulated deficit	(515,449)	(533,025)
Total stockholders’ deficit	(7,171)	(26,217)
Total liabilities, preferred stock and stockholders' deficit	$97,521	$116,250

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Grants	$—	$516
Total revenues	—	516
Operating expenses
Research and development	10,448	16,848
General and administrative	4,171	7,536
Total operating expenses	14,619	24,384
Loss from operations	(14,619)	(23,868)
Other income (expense):
Interest income	354	410
Interest expense	(985)	(1,070)
Change in fair value of warrant and private placement option liabilities	32,826	—
Total other income (expense)	32,195	(660)
Net income (loss)	$17,576	$(24,528)
Less: undistributed earnings to participating securities	(12,084)	—
Net income (loss) attributable to common shareholders	$5,492	$(24,528)

Net income (loss) per common share attributable to common shareholders, basic	$1.09	$(5.54)
Net income (loss) per common share attributable to common shareholders, diluted	$1.09	$(5.54)

Weighted-average shares outstanding, basic	5,039,695	4,424,389
Weighted-average shares outstanding, diluted	5,040,056	4,424,389

Net income (loss)	$17,576	$(24,528)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	51
Foreign currency translation adjustment	(13)	28
Comprehensive income (loss)	$17,563	$(24,449)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit (Equity)
(amounts in thousands, except share data)

Three Months Ended March 31, 2020
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
1-for-10 reverse stock split	—	—	—	(457)	—	—	457	—	—	—
Share-based compensation	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of common stock upon vesting of restricted stock units	—	—	1,045	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,000)	(160)	40,000	1	—	—	159	—	—	160
Comprehensive income	—	—	—	—	—	—	—	17,576	(13)	17,563
Balance, March 31, 2020	534,000	$21,308	5,117,638	$51	(67,746)	$(5,056)	$513,623	$(515,449)	$(340)	$(7,171)

Three Months Ended March 31, 2019
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	4,424,205	$442	(67,746)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	—	—	2,136	—	—	2,136
Exercise of stock options	—	—	2,765	—	—	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	—	—	2,271	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	135,065	14	—	—	4,611	—	—	4,625
Comprehensive loss	—	—	—	—	—	—	—	(24,528)	79	(24,449)
Balance, March 31, 2019	—	$—	4,564,306	$456	(67,746)	$(5,056)	$500,601	$(445,076)	$(65)	$50,860

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$17,576	$(24,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,323	2,136
Depreciation and amortization expense	537	1,787
Change in fair value of warrant and private placement option liabilities	(32,826)	—
Amortization of discount on investment securities, net	—	(18)
Amortization of right-of-use assets	85	312
Accretion of lease liability	(442)	133
Amortization of deferred issuance costs	214	218
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	257	(38)
Prepaid expenses and other assets	(435)	(1,322)
Accounts payable	(849)	(1,752)
Accrued liabilities and other	(1,695)	(968)
Deferred revenue	—	(516)
Net cash used in operating activities	(16,255)	(24,556)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	18,163
Purchases of property and equipment	(37)	(131)
Net cash (used in) provided by investing activities	(37)	18,032
Cash flows from financing activities:
Payment on debt	(2,000)	—
Proceeds from issuance of common stock in a public offering, net	—	4,625
Proceeds from exercise of stock options	—	70
Payment on financing lease obligations	(17)	(8)
Net cash (used in) provided by financing activities	(2,017)	4,687
Effect of exchange rate changes on cash	(13)	28
Net change in cash, cash equivalents, and restricted cash	(18,322)	(1,809)
Cash, cash equivalents and restricted cash at beginning of period	93,816	48,668
Cash, cash equivalents and restricted cash at end of period	$75,494	$46,859

Supplemental cash flow information:
Cash paid during the period for interest	$792	$857
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payables and accrued liabilities	$—	$5
Conversion of redeemable preferred stock into common stock	$160	$—
Reclassification of property and equipment, net to assets held for sale	$199	$—

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Bellicum Pharmaceuticals, Inc. (“Bellicum”) is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in areas of cellular immunotherapy, including CAR-T and CAR-NK therapy.

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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”)for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020.

The accompanying interim condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. As of March 31, 2020 and December 31, 2019, the Company had an accumulated deficit of $515.4 million and $533.0 million, respectively.

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

The Company believes that its current capital resources, which consist of cash and cash equivalents are sufficient to fund operations through at least the next twelve months from the date the accompanying interim financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of additional debt allowed under existing debt arrangements, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2020, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2019.
Revenue Recognition
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

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the three month period ended March 31, 2020, the Company did not incur expenses or recognize revenue for work performed under the CPRIT grant. During the three month period ended March 31, 2019, the Company incurred expenses and recognized revenue of $0.5 million for work performed under the CPRIT grant.

The CPRIT Agreement was due to expire on February 29, 2020, but was terminated early by the Company on January 31, 2020. Upon termination of the CPRIT Agreement, the Company reclassified the remaining unexpended award proceeds of $0.8 million from deferred revenue to accrued liabilities which is included in the accompanying condensed consolidated balance sheets at March 31, 2020.
Cash, Cash Equivalents and Restricted Cash
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

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$74,555	$91,028
Restricted cash, current	939	2,788
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$75,494	$93,816

During 2017, $4.2 million was received from CPRIT, and is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. To date, CPRIT authorized the release of $3.3 million of restricted funds from the CPRIT account, leaving a balance of $0.9 million recorded as restricted cash on the accompanying balance sheets at March 31, 2020.
In addition to the restricted cash held and released by CPRIT, there was $1.1 million of restricted cash as of December 31, 2019 in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the funds was subject to the authorized completion of certain aspects of the manufacturing improvements. The funds were released during the three months ended March 31, 2020.
Assets Held for Sale
In 2019 the Company completed the buildout of manufacturing space at its leased headquarters in Houston, Texas and began in-house clinical supply manufacturing. However, the facility includes capacity far in excess of the Company's anticipated current and near-term manufacturing needs and management decided to seek a partner for the facility with the goal of reducing the Company's costs while maintaining dedicated cell therapy manufacturing capacity to support the Company's product candidates. The Company recently announced the sale of its U.S. manufacturing facility to M.D. Anderson. The assets and liabilities relating to the Company's manufacturing facility and related laboratories and office space met the accounting standards criteria for assets held for sale. The net carrying value of property and equipment, net of $12.0 million and right-of-use assets of $4.8 million was classified as assets held for sale on the accompanying condensed consolidated balance sheet as of March 31, 2020. The net carrying value of the current portion of lease liabilities of $1.4 million and of long-term lease liabilities of $4.6 million was classified as liabilities held for sale on the accompanying condensed consolidated balance sheet as of March 31, 2020. The primary reason for the disposal is to reduce the Company's fixed operating expenses by transitioning from an in-house clinical supply manufacturer to a third party manufacturer. The disposal of the assets and liabilities was completed on April 14, 2020, at a purchase price of $15.0 million.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued payroll	$1,557	$2,032
Accrued patient treatment costs	1,264	1,162
Accrued manufacturing costs	1,200	2,230
Accrued professional services	790	654
Accrued obligations under material supply agreements	1,100	1,121
Accrued other	2,164	2,571
Total accrued expenses and other current liabilities	$8,075	$9,770

Warrant Derivatives

Freestanding warrants are classified as liabilities in the accompanying consolidated balance sheets as they are exercisable for multiple underlying instruments that are potentially redeemable. The Company accounts for these warrants at fair value on the date of issuance and are subject to re-measurement to fair value at each balance sheet date. Any change in fair value is recognized as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive (income) loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or a change in control, as defined. The warrants are freely exercisable at any time from the issuance date until the expiration date, provided exercise does not cause a warrant holder to exceed a pre-determined beneficial ownership limit.

The Company estimates the fair value of these liabilities using the black-scholes valuation technique which utilizes assumptions including (i) the fair value of the underlying stock at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term, and (iv) risk-free interest rates.

Private Placement Option

The Company has entered into a security purchase agreement that contains a call option on preferred shares that are puttable outside the control of the Company. The Company recorded the option as a liability and measured the fair value of the option at the time of issuance. The Company will re-measure the option to fair value at each balance sheet date and record changes in fair value in other income (expense) in the accompanying condensed consolidated statement of operations and comprehensive income (loss) at each reporting period. Offering expenses arising from the issuance of the private placement option were expensed as incurred.

The Company estimates the fair value of these liabilities using a binomial lattice model, which utilizes assumptions including (i) the fair value of the underlying stock at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term, and (iv) risk-free interest rates.

Preferred Stock

Preferred shares issued by the Company that are subject to mandatory redemption are classified as liability instruments in the accompanying condensed consolidated balance sheets and are measured at fair value at the date of issuance. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within mezzanine equity in the accompanying condensed consolidated balance sheets. At all other times, preferred shares are classified within stockholders’ (deficit) equity.

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

Operating leases are recognized as ROU assets and operating lease liabilities on the balance sheet based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company's incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Leases with a term of 12 months or less are not recognized on the balance sheets.

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

Net Income (Loss) and Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is based on the more dilutive method of either the two-class method or the treasury stock method. Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Diluted net income (loss) per share gives effect to dilutive stock options, warrants and other potentially dilutive common stock equivalents outstanding during the period, assuming the exercise of all "in-the-money" common stock equivalents based on the average market price during the period.

For warrants that are recorded as a liability in the accompanying condensed consolidated balance sheets, the calculation of diluted loss per share requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of the warrants is dilutive to loss per share for the period, an adjustment is made to net loss used in the calculation to remove the change in fair value of the warrants from the numerator for the period. Likewise, an adjustment to the denominator is required to reflect the related dilutive shares, if any, under the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except share and per share amounts)	March 31, 2020	March 31, 2019
Net income (loss) per share - basic:
Net income (loss)	$17,576	$(24,528)
Less: undistributed earnings to participating securities	(12,084)	$—
Net income (loss) attributed to common shareholders	$5,492	$(24,528)

Weighted average shares for basic net income (loss) per share	5,039,695	4,424,389
Basic net income (loss) per share	$1.09	$(5.54)

Net income (loss) per share - diluted:
Net income (loss) attributed to common shareholders	$5,492	$(24,528)

Weighted average shares for basic net income (loss) per share	5,039,695	4,424,389
Effect of dilutive securities:
Stock options and restricted stock units	361	—
Weighted average shares for diluted net income (loss) per share	5,040,056	4,424,389
Diluted net income (loss) per share	$1.09	$(5.54)

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net income (loss) per shares of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	March 31, 2020	March 31, 2019
Common Stock Equivalents:	Number of Shares
Private placement option	9,675,000	—
Options to purchase common stock	1,051,665	678,090
Unvested shares of restricted stock units	4,334	22,218
Total common stock equivalents	10,730,999	700,308

New Accounting Requirements and Disclosures

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies fair value disclosures and removes some disclosure requirements for both public and private companies. In addition, public companies are subject to some new disclosure requirements which requires to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of all expected credit losses for financial assets including trade receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU does not change the core principle of the guidance in ASU 2016-13, instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses guidance. The FASB also subsequently issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 842), which did not change the core principle of the guidance in ASU 2016-13 but clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed amounts previously written off and expected to be written off. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 for public business entities, excluding smaller reporting companies. Early adoption is permitted. As a smaller reporting company, the guidance will be effective for the Company during the first quarter of 2023. The Company is in the process of assessing the impact adoption will have on its consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements.

Investments

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of determining the impact the adoption will have on its consolidated financial statements as well as whether to early adopt the new guidance.

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value at March 31, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds and treasury bills	$61,508	$—	$—	$77,170	$—	$—
Total cash equivalents	$61,508	$—	$—	$77,170	$—	$—

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of March 31, 2020, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.51%	1.83%
Volatility	85.00%	78.67%
Expected term (years)	6.39	6.64

Inputs used to determine estimated fair value (Level 3) of the private placement option include the fair value of the underlying stock relative to the preferred share conversion price and warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the call option on the preferred shares and expected term of the warrants, and risk-free interest rates.

The fair value of the private placement option has been estimated with the following weighted-average assumptions:

March 31, 2020
Risk-free interest rate	0.66%
Volatility	85.00%
Expected term (years)	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis at March 31, 2020:

	Fair Value at March 31, 2020
(in thousands)	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$15,265
Private placement option liability	—	—	16,187
Total fair value	$—	$—	$31,452

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

Components of lease cost are as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Finance lease cost:
Amortization of leased asset	$18	$6
Interest on lease liabilities	6	3
Operating lease cost	305	446
Short-term lease cost	34	35
Total lease cost	$363	$490

March 31, 2020
Weighted-average remaining lease term:
Operating leases	5.09 years
Finance leases	2.14 years
Weighted-average discount rate:
Operating leases	12.10%
Finance leases	13.35%

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$659	$527
Operating cash flows from finance leases	6	3
Financing cash flows from finance leases	17	8

Maturities of lease liabilities by year for leases are as follows:

(in thousands)	Operating Leases	Financing Leases
2020	$2,003	$72
2021	1,673	90
2022	1,418	39
2023	1,143	—
2024	1,185	—
2025 and beyond	2,065	—
Total lease payments	9,487	201
Less: Imputed interest	(2,530)	(26)
Present value of lease liabilities	$6,957	$175

NOTE 4 - DEBT
On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement with Oxford Finance LLC, as the collateral agent and a lender ("Oxford"), and the lenders listed on Schedule 1.1 thereto or otherwise party thereto from time to time (the "Lenders"), pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”) on the Oxford Closing Date. On the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to a previous lender.
On December 24, 2019, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with Oxford, in connection with the Asset Sale with M.D. Anderson. On March 31, 2020, the Company entered into a Second Amendment to Loan and Security Agreement (the "Second Amendment") with Oxford Finance LLC, in connection with the Asset Sale. The loan and security agreement with Oxford, as amended by the First and Second Amendment, is referred to as the "Oxford Loan Agreement."
The Company’s obligations under the Oxford Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, including its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Oxford Loan Agreement. The Oxford Loan matures on December 1, 2022 (the “Oxford Maturity Date”) and was interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest. The Oxford Loan bears interest at a floating per annum rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%.

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

Pursuant to the Second Amendment, the Loan Agreement was amended to, among other things: (i) provide for Oxford's and the Lenders’ consent to the Company’s consummation of the Asset Sale with M.D. Anderson, provided such sale occurs on or prior to June 30, 2020; (ii) if such Asset Sale occurs on or prior to June 30, 2020, extend the interest-only period through as late as July 31, 2021; (iii) if Asset Sale closes on or prior to June 30, 2020, provide for a partial repayment to the Lenders of a significant percentage of the proceeds of the asset sale that varies in accordance with the timing of closing and the associated amortization schedule, a portion of which will be applied as partial payment of the Final Payment Percentage (as defined in the Loan Agreement); and (iv) grant the Lenders and Oxford a security interest in the Company’s intellectual property as of the date of the Second Amendment, in each case as set forth in the Second Amendment. The sale of certain assets subject to the Second Amendment closed on April 14, 2020.

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred issuance costs, which offset long-term debt on the Company's condensed consolidated balance sheet. The deferred issuance costs are being amortized over the term of the loan as interest expense using the effective interest method. During the three months ended March 31, 2020 and 2019, interest expense of amortized deferred issuance costs included $0.2 million and $0.2 million, respectively. The interest rate on amounts borrowed under the Oxford Loan Agreement was 11.26% at March 31, 2020.

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

NOTE 5 - AUGUST 2019 PUBLIC OFFERING AND PRIVATE PLACEMENT
August 2019 Public Offering
On August 16, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 575,000 shares of the Series 1 Redeemable Convertible Non-Voting Preferred Stock of the Company (the “Series 1 Preferred Stock”) and warrants (the “Public Warrants”) to purchase up to 5,750,000 shares of its common stock. Each share of Series 1 Preferred Stock was being sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. Under certain circumstances, each warrant to purchase 10 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock. The offering closed on August 21, 2019, and the net proceeds to the Company from the Offering was approximately $53.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, and excluding any proceeds that the Company may receive upon exercise of the Public Warrants.

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

The Company received $11.2 million in option proceeds, net of offering costs, upon the execution of the Securities Purchase Agreement. Total offering costs incurred by the Company related to the Public Warrants, Private Warrants and options amounted to $3.0 million.

The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended March 31, 2020:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2019	$52,184	$12,094	$64,278
Change in fair value	(36,919)	4,093	(32,826)
Balance, March 31, 2020	$15,265	$16,187	$31,452

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 534,000 shares of Series 1 preferred stock issued and outstanding as of March 31, 2020. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of March 31, 2020.

As of March 31, 2020, the Company classified the Series 1 Preferred Stock as temporary equity, as the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

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

Redemption

Until the applicable Transition Date (defined below), at any time on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, all or any portion of the preferred stock is redeemable at the option of the holder at a redemption price of $100.00 per share (for Series 1 and Series 2 Preferred Stock) and $140.00 per share (for Series 3 Preferred Stock).  The “Transition Date” means:

•With respect to the Series 1 preferred stock, the first date following August 21, 2021, on which each of the Conditions (as defined below) is met (the “Series 1 Transition Date”);

•With respect to the Series 2 preferred stock, the first date following the six-month anniversary of the Series 1 Transition Date on which each of the Conditions is met (the “Series 2 Transition Date”); and

•With respect to the Series 3 preferred stock, the first date following the six-month anniversary of the Series 2 Transition Date on which each of the Conditions is met.

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

NOTE 7 - STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION PLANS

Stockholders' Equity

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

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the ("2014 Plan"), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the "Share Reserve") will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, and plus (iii) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.

The following shares of common stock (the "2019 Plan Returning Shares") will also become available again for issuance under the 2019 Plan: (i) any shares subject to a stock award granted under the 2019 Plan that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to a stock award granted under the 2019 Plan that are not issued because such stock award is settled in cash; and (iii) any shares issued pursuant to a stock award granted under the 2019 Plan that are forfeited back to or repurchased by the Company because of a failure to vest.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards.

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2020:

Options and Inducement Awards
Outstanding at December 31, 2019	567,842
Granted	532,695
Exercised	—
Forfeited	(48,184)
Outstanding at March 31, 2020	1,052,353
Exercisable at March 31, 2020	310,127

The following table summarizes the stock award activity for all stock plans during the three months ended March 31, 2020:

Restricted Stock Awards and Units
Outstanding at Outstanding at December 31, 2019	6,359
Granted	—
Vested	(1,684)
Forfeited	(341)
Outstanding at March 31, 2020	4,334

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "ESPP") provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. There were no shares purchased by employees under the ESPP in either of the three months ended March 31, 2020 and 2019.

A summary of activity within the ESPP follows:

	Three Months Ended
(in thousands except share data)	March 31, 2020	March 31, 2019
Deductions from employees	$64	$96
Share-based compensation expense recognized	25	76
Remaining share-based compensation expense	157	493

As of March 31, 2020, there were 33,463 shares available for issuance under the ESPP.

Share-Based Compensation Expense

The fair value of option grants is determined using the Black-Scholes option-pricing model and has been estimated with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2020	March 31, 2019
Risk-free interest rate	1.40%	2.53%
Volatility	80.69%	72.00%
Expected life (years)	6.08	6.08
Expected dividend yield	—	—

Share-based compensation expense by classification for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Research and development	$548	$1,065
General and administrative	775	1,071
Total	$1,323	$2,136
At March 31, 2020, total compensation cost not yet recognized was $9.7 million and the weighted-average period over which this amount is expected to be recognized is 2.5 years.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Co-Development and Co-Commercialization Agreement - Adaptimmune Therapeutics plc

On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with and Adaptimmune Therapeutics plc ("Adaptimmune") in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Under the Agreement, the parties agreed to evaluate the Company’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or "iMC") with Adaptimmune’s affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. Depending on results of the preclinical proof-of-concept phase, the parties expect to progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies. With respect to any joint commercialization of a covered therapy, the parties agreed to negotiate in good faith the commercially reasonable terms of a co-commercialization agreement. The parties also agreed that any such agreement shall provide for, among other things, equal sharing of the costs of any such joint commercialization and the calculation of profit shares as set forth in the Agreement. The Agreement will expire on a country-by-country basis once the parties cease commercialization of the T cell therapies covered by the Agreement, unless earlier terminated by either party for material breach, non-performance or cessation of development, bankruptcy/insolvency, or failure to progress to co-development phase.

License Agreement - Baylor

In March 2016, the Company and Baylor College of Medicine (“BCM”) entered into two additional license agreements pursuant to which the Company obtained exclusive rights to technologies and patent rights owned by BCM. The Company paid BCM a nonrefundable license fee of $100,000 and could incur additional payments upon the achievement of certain milestone events as set forth in the agreement. If the Company is successful in developing any of the licensed technologies, resulting sales would be subject to a royalty payment in the low single digits.

License Agreement - Agensys, Inc.

On December 10, 2015, the Company and Agensys, Inc. (“Agensys”), entered into a license agreement (the “Agensys Agreement”), pursuant to which (i) Agensys granted the Company, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1 (“PSCA”) and related antibodies, and (ii) the Company granted Agensys a non-exclusive, fully paid license to the Company’s patents directed to inventions that were made by the Company in the course of developing the Company’s licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon the Company’s other proprietary technology, to non-therapeutic applications of antibodies not used within the field. As consideration for the rights granted to the Company under the Agreement, the Company agreed to pay to Agensys a non-refundable upfront fee of $3.0 million, which was included in license fee expense. The Company is also required to make aggregate milestone payments to Agensys of up to (i) $5.0 million upon the first achievement of certain specified clinical milestones for its licensed products, (ii) $50.0 million upon the achievement of certain specified clinical milestones for each licensed product, and (iii) $75.0 million upon the achievement of certain sales milestones for each licensed product. The Agreement additionally provides that the Company will pay to Agensys a royalty that ranges from the mid to high single digits based on the level of annual net sales of licensed products by the Company, its affiliates or permitted sublicensees. The royalty payments are subject to reduction under specified circumstances. These milestone and royalty payments will be expensed as incurred. Under the Agreement, Agensys also was granted the option to obtain an exclusive license, on a product-by-product basis, from the Company to commercialize in Japan each licensed product developed under the Agensys Agreement that has completed a phase 2 clinical trial. As to each such licensed product, if Agensys or its affiliate, Astellas Pharma, Inc., exercises the option, the Agensys Agreement provides that the Company will be paid an option exercise fee of $5.0 million. In addition, the Agensys Agreement provides that the Company will be paid a royalty that ranges from the mid to high single digits based on the level of annual net sales in Japan of each such licensed product. If the option is exercised, the aggregate milestone payments payable by the Company to Agensys, described above with respect to each licensed product, would be reduced by up to an aggregate of $65.0 million upon the achievement of certain specified clinical and sales milestones. The Agensys Agreement will terminate upon the expiration of the last royalty term for the products covered by the Agensys Agreement, which is the earlier of (i) the date of expiration or abandonment of the last valid claim within the licensed patent rights covering any licensed products under the Agreement, (ii) the expiration of regulatory exclusivity as to a licensed product, and (iii) 10 years after the first commercial sale of a licensed product. Either party may terminate the Agensys Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach (or 30 days if such material breach is related to failure to make payment of amounts due under the Agensys Agreement) or upon certain insolvency events. In addition, Agensys may terminate the Agensys Agreement immediately upon written notice to the Company if the Company or any of its affiliates or permitted sublicensees commences an interference proceeding or challenges the validity or enforceability of any of Agensys’ patent rights.

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2.0 million upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicensees under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

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

On July 5, 2019, defendants filed a motion to dismiss the amended complaint. Plaintiffs filed an opposition to the motion to dismiss on August 26, 2019 and the Company filed its reply to the opposition on September 22, 2019. The court has not ruled on the motion.

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

On July 8, 2019, another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the same defendants in the same court. The Paik and Ludovissy derivative causes of action have been stayed until reinstated on motion of the parties.

On November 1, 2019, an additional purported shareholder derivative complaint captioned Mildred Taylor and Jessica Amor v. Richard A. Fair, et al. was filed against certain of the Company’s officers and directors in the District of Delaware. The Taylor complaint includes substantially similar factual allegations as the other matters described above and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements. The Taylor derivative cause of action has been stayed until reinstated on motion of the parties.

Other Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, a third amended complaint was filed, which alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Plaintiffs are seeking unspecified monetary damages including punitive damages. In response to the third amended complaint, Bellicum filed a demurrer and a motion to strike portions of the third amended complaint, the hearings for which have been continued indefinitely due to the COVID-19 pandemic.

The Company intends to vigorously defend itself in these proceedings. An adverse finding could materially affect our business and results of operations.

NOTE 9 - SUBSEQUENT EVENTS

M.D. Anderson Asset Purchase Agreement

On January 17, 2020, the Company entered into an Asset Purchase Agreement with M.D. Anderson, as amended by the First Amendment to Asset Purchase Agreement dated February 21, 2020, in connection with the sale of certain assets of the Company. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to M.D. Anderson certain assets and liabilities relating to the Company’s manufacturing facility and related laboratories and office space located at 2130 W. Holcombe Blvd., Houston, Texas 77030 (the "Asset Sale").

On April 14, 2020, the Company completed the Asset Sale. Upon closing of the Asset Sale, M.D. Anderson paid the Company an amount equal to $15.0 million, subject to certain escrow provisions and a reduction for prepayment of rent under an associated sublease agreement.

Oxford Loan Agreement

Pursuant to the Second Amendment to Loan and Security Agreement with Oxford Finance LLC, the closing of the Asset Sale to M.D. Anderson triggered the Company’s obligation to provide partial repayment to the Lenders of $7.0 million, of which $0.6 million will be applied as partial payment of the Final Payment Percentage (as defined in the Loan Agreement).

COVID-19

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements.

The Company has not currently experienced and does not anticipate a substantial impact to its operations, except that M.D. Anderson has informed the Company of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. The Company may be unable to enroll patients in its ongoing and planned clinical trials until manufacturing resumes at the facility, unless M.D. Anderson agrees to exceptions to its policy.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020, or our Annual Report, as well as our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

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

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We genetically introduce these molecular switches into the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells. Each of our product candidates incorporates one or both switches, for enhanced, real time control of efficacy and safety:

•The inducible MyD88/CD40 (iMC) activation switch that is incorporated into our GoCAR product candidates is designed to enhance CAR-based cell therapies by augmenting multiple mechanisms of action, including: 1) boosting effector cell proliferation; 2) enhancing functional persistence by resisting exhaustion and inhibitory signals found in the tumor microenvironment; and 3) stimulating the cancer patient’s own immune system to intensify tumor killing. Unlike other CAR therapies that can behave unpredictably due to their autonomous activity, GoCAR antitumor effects are controlled through scheduled administration of rimiducid. In the event of severe side effects, GoCAR activity can be attenuated by extending the interval between rimiducid doses or suspending further rimiducid administration.

•Our CaspaCIDe™ safety switch (also known as inducible Caspase-9, or iC9) is designed to be inactive unless the patient experiences a serious side effect (e.g., CRS, neurologic toxicities or off-tumor / on-target toxicities). In that event, rimiducid or temsirolimus is administered to induce Caspase-9 and eliminate the cells, with the goal of attenuating the therapy and resolving the serious side effect.

•Some of our product candidates are “dual-switch” GoCARs that are designed to provide a user-controlled system for managing proliferation, persistence and safety of tumor antigen-specific CAR cells by incorporating both our iMC and

CaspaCIDe switches. We also have an active research effort to further develop and enhance these molecular switch approaches.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our most advanced programs are described below.

•BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with pancreatic cancer expressing PSCA is ongoing.

•BPX-603 is an autologous dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is our first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. We are conducting additional pre-clinical studies to support its Investigational New Drug (IND) application.

•BCMA GoCAR-NK is our first off-the-shelf, allogeneic GoCAR program. The GoCAR-NK program targets B-cell maturation antigen (BCMA) which is expressed by multiple myeloma cells. We recently initiated formal pre-clinical development activities for this program.

•Rivo-cel (rivogenlecleucel, formerly known as BPX-501), is a product candidate containing our proprietary CaspaCIDe safety switch that is intended to improve outcomes of hematopoietic stem cell transplantation in the treatment of hematologic malignancies and inherited blood disorders. We are pursuing a strategic partner for rivo-cel to assume future development and commercialization responsibilities. Concurrently, we have reduced and expect to continue to reduce our rivo-cel related activities.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which include the mandatory closure of businesses, restrictions on travel and gatherings, and quarantine and physical distancing requirements.

We have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are continuing our essential research and laboratory activities on site, and we are taking a number of additional precautionary measures to protect employees on site. We believe that the measures we are implementing are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor and comply with guidance from governmental authorities and adjust our activities as appropriate.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business. We have not currently experienced and does not anticipate a substantial impact to its operations, except that M.D. Anderson has informed the Company of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. We may be unable to enroll patients in our ongoing and planned clinical trials until manufacturing resumes at the facility, unless MD Anderson agrees to exceptions to its policy.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change
(in thousands)	March 31, 2020	March 31, 2019
Revenues	$—	$516	$(516)
Operating expenses:
Research and development	10,448	16,848	(6,400)
General and administrative	4,171	7,536	(3,365)
Total operating expenses	14,619	24,384	(9,765)
Loss from operations	(14,619)	(23,868)	9,249
Other income (expense):
Interest income	354	410	(56)
Interest expense	(985)	(1,070)	85
Change in fair value of warrant and private placement option liabilities	32,826	—	32,826
Total other income (expense)	32,195	(660)	32,855
Net income (loss)	$17,576	$(24,528)	$42,104

Revenues

The decrease in revenues for the three months ended March 31, 2020, compared to the same period last year, was due to a $0.5 million decrease in grant revenues due to the termination of the CPRIT grant on January 31, 2020.

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended March 31, 2020, compared to the same period last year, was primarily due to reduced expenses related to rivo-cel and the reduction in force that was implemented during the second half of 2019, partially offset by an increase in expenses related to our GoCAR-T program. This resulted in a $3.1 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $2.3 million reduction from general R&D expenses primarily due to lower clinical trial charges. Additionally, depreciation expense decreased $1.0 million due to the manufacturing facility and related laboratories and office space meeting the accounting standards criteria for assets held for sale.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended March 31, 2020, compared to the same period last year, was primarily due to the reduction in rivo-cel related commercialization activities that reduced charges by $3.0 million as well as the effects of the aforementioned reduction in force that reduced employee-related charges by $0.4 million.

Other Income (Expense)

Other expense primarily consists of interest expense, partially offset by interest income, and changes in fair values of our warrant liability and the private placement option, which are remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant liability and private placement option, the Company may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants and options.

The increase in other income (expense) for the three months ended March 31, 2020, compared to the same period last year, was primarily due to a $32.8 million gain recognized from the change in fair value of our warrant and private placement option liabilities. The gain recognized during the quarter ended March 31, 2020 was driven primarily by a decrease in our stock price.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, we had cash, cash equivalents, and restricted cash of $75.5 million and net cash used in operations of approximately $16.3 million for the three months ended March 31, 2020.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue, for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2021.

We plan to continue to attempt to obtain future financing and/or engage in strategic transactions, but we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

On August 16, 2019, we entered into an underwritten public offering of 575,000 shares of our Series 1 Preferred Stock and warrants to purchase up to 5,750,000 shares of our common stock. Each share of Series 1 Preferred Stock was sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. The net proceeds to us were approximately $53.9 million, net of issuance costs, and excluding any proceeds that we may receive upon exercise of the warrants.

On August 16, 2019, we entered into a securities purchase agreement to which we agreed to issue in a private placement (i) 350,000 shares of our Series 2 Preferred Stock, at a purchase price of $100.00 per share, and related warrants to purchase up to 2,800,000 shares of our common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of our Series 3 Preferred Stock, at a purchase price of $140.00 per share, and related warrants to purchase up to 875,000 shares of our common stock at an exercise price of $14.00 per share. The purchase and sale of the securities issuable under this agreement may occur in two or more separate closings, within five days’ notice to us. The Company received $11.2 million, net, in proceeds from the issuance of the private placement option.

On January 17, 2020, the Company entered into an Asset Purchase Agreement with The University of Texas M.D. Anderson Cancer Center, as amended by the First Amendment to Asset Purchase Agreement dated February 21, 2020, in connection with the sale of certain assets of the Company. Pursuant to the Asset Purchase Agreement, the Company agreed to sell to M.D. Anderson certain assets and liabilities relating to the Company’s manufacturing facility and related laboratories and office space located at 2130 W. Holcombe Blvd., Houston, Texas 77030. On April 14, 2020, the Company completed the Asset Sale. Upon closing of the Asset Sale, M.D. Anderson paid the Company an amount equal to $15.0 million, subject to certain escrow provisions and a reduction for prepayment of rent under an associated sublease agreement.

Cash Flows

Operating Activities

Net cash used in operating activities during the quarter ended March 31, 2020, was $16.3 million compared to $24.6 million for the same period last year. The changes in cash flow from operating activities during the three months ended March 31, 2020, were due to a non-cash gain of $32.8 million recognized from the change in the derivative warrant and private placement option fair value liability and a $2.7 million decrease from changes in operating assets and liabilities. This was partially offset by $17.6 million of net income, $1.3 million of share-based compensation, and $0.5 million of depreciation expense.

Investing Activities

Net cash used in investing activities during the quarter ended March 31, 2020, was $37,000 compared to net cash provided by investing activities of $18.0 million for the same period last year. The use of cash in investing activities during the three months ended March 31, 2020 was for the purchase of equipment whereas cash provided by investing activities for the period last year was due to $18.2 million of proceeds from the sale of investment securities.

Financing Activities

Net cash used in financing activities during the quarter ended March 31, 2020 was $2.0 million due to principal debt repayments compared to net cash provided by financing activities of $4.7 million for the same period last year primarily due to stock offering proceeds.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the year ended December 31, 2019. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

The Company is subject to several recently issued accounting pronouncements. Note 1 – Organization, Basis of Presentation, and Summary of Significant Accounting Policies – New Accounting Requirements and Disclosures which is contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, describes these new accounting pronouncements and is incorporated herein by reference.
Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes to the information provided under Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" which is included and described in the Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive, Principal Financial and Principal Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Litigation” subheading in Note 8 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect additional risk factors since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 12, 2020, or our Annual Report.

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.
We are a clinical stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of March 31, 2020, we had an accumulated deficit of $515.4 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of March 31, 2020, we had cash, restricted cash and cash equivalents of approximately $75.5 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, restricted cash and cash equivalents are expected to be sufficient to fund our operating expenses and capital expenditure requirements through at least the first half of 2021.
We expect to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Subject to limited exceptions, our loan agreement with Oxford Finance prohibits us from incurring indebtedness without the prior written consent of Oxford. In addition, the securities purchase agreement for the August 2019 private placement transaction requires us to obtain investor consent prior to taking a range of corporate financing actions, including issuing equity securities that are senior or pari passu to the Series 3 preferred stock and incurring new debt in excess of $1,000,000. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:
•Seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•seek a third party to acquire us or our assets.
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
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•The FDA or comparable regulatory authority or an Institutional Review Board or comparable ethics oversight body may decline to clear the applicable Investigational New Drug Application (IND) or equivalent regulatory submission necessary to conduct human clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates have the necessary safety, purity, and potency for any of their proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•we may encounter serious and unexpected adverse events during clinical trials that render our products unsafe for use in humans;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in Europe, the U.S. or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes and/or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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
We have devoted substantially all of our financial resources and efforts to developing our proprietary CID technology platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We are in the early stages of developing our product candidates, and we have not completed development of any products. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with partners, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends heavily on our success in:
•completing requisite clinical trials through all phases of clinical development of our current product candidates;
•seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials, if any;
•launching and commercializing product candidates for which we obtain marketing approval, if any, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;
•identifying and developing new product candidates;
•progressing our pre-clinical programs into human clinical trials;
•establishing and maintaining supply and manufacturing relationships with third parties;
•developing new molecular switches based on our proprietary CID technology platform;
•maintaining, protecting, expanding and enforcing our intellectual property; and
•attracting, hiring and retaining qualified personnel.

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
CAR-T and other cell therapy product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges for us, including:
•obtaining regulatory approval, as the FDA and other regulatory authorities have limited experience with commercial development of cell therapies for cancer;

•sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;
•developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells and other immune cell types ex vivo and infusing the engineered cells into the patient;
•educating medical personnel regarding the potential safety benefits, as well as the challenges, of incorporating our product candidates into their treatment regimens;
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy; and
•the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapy.
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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have distribution centers, concentrations of suppliers and sales and marketing teams or other business operations. The COVID-19 pandemic could materially affect our operations globally, including at our corporate headquarters in Houston, Texas and our offices in South San Francisco, California, which are currently subject to the statewide “stay-at-home” orders issued by the Governor of the State of Texas and the Governor of the State of California, respectively, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.*

Our business could be adversely affected by health epidemics in regions in which we have operations or conduct research activities or clinical trials. Such health epidemics could also affect the business or operations of contract manufacturers, raw material suppliers, clinical trial sites, and other third parties with whom we conduct business.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response.

The State of Texas declared a state of emergency related to the spread of COVID 19 on March 13, 2020 and on March 31, 2020, the Governor of Texas issued an executive order that directed all individuals living in the state to stay at home or their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. The Governor of California issued an essentially equivalent executive order on March 19, 2020.

In response to these public health directives and orders, we have implemented work-from-home policies for certain employees and temporarily modified our research operations to comply with applicable social distancing recommendations. The effects of the executive order and our related adjustments in our business is likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe may negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in the trials. If patients drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In fact, M.D. Anderson has informed the Company of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. We may be unable to enroll patients in our ongoing and planned clinical trials until manufacturing resumes at the facility, unless MD Anderson agrees to exceptions to its policy.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

In addition, the outbreak has severely restricted the level of economic activity in affected areas and may adversely impact demand for, and sales of, our products and services, particularly in Europe and Asia. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, resulting in disruptions in our sales and marketing efforts and negative impacts on our commercial strategy.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. In addition, to the extent the ongoing COVID-19 outbreak adversely affects our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to study sites;
•the design of the clinical trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain patient consents;
•the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•competing clinical trials and approved therapies available for patients.
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

Specifically, genetically engineering T and NK cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kiadis Pharma B.V., Kuur Therapeutics, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., NantKwest, Inc., Nkarta Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, Unum Therapeutics, and Ziopharm Oncology.

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
In December 2017, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or Oxford, that is secured by a lien covering substantially all of our assets, excluding intellectual property, but including proceeds from the sale, license, or disposition of our intellectual property, under which we originally borrowed $35.0 million. The Loan Agreement was amended in December 2019 and again in March 2020, in connection with our proposed sale to The University of Texas M.D. Anderson Cancer Center, or M.D. Anderson, of certain assets and liabilities relating to our biomanufacturing facility and related laboratories and office space located at 2130 W. Holcombe Blvd., Houston, Texas 77030, or the Asset Sale. Upon execution of the Second Amendment to the Loan Agreement we granted Oxford a security interest in our intellectual property. On April 14, 2020, we completed the Asset Sale. Pursuant to the Loan Agreement, as amended, the closing of the Asset Sale triggered our obligation to provide partial repayment to Oxford of approximately $7.0 million.

The Loan Agreement, as amended, governing the debt facility requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. In addition, subject to limited exceptions, Oxford could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement or upon the collateral or Oxford’s liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment charge of up to 3% of the then outstanding principal balance and an end-of-term charge. Although, in and of itself, the occurrence of adverse results or delays in any clinical study or the denial, delay or limitation of approval of or taking of any other regulatory action by the FDA or another governmental entity will not constitute a material adverse effect under the Loan Agreement, Oxford may determine that such an event together with contemporaneous events or circumstances constitutes a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Loan Agreement. If we default under the facility, Oxford may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Oxford could take control of our pledged assets and we could immediately cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, Oxford’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Oxford of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.

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
We recently announced the closing of the sale of our U.S. manufacturing facility to M.D. Anderson and we are now reliant on a third party to manufacture our clinical product candidates and may not be able to secure adequate manufacturing capacity.

We recently announced the closing of the sale of our U.S. manufacturing facility to M.D. Anderson. When M.D. Anderson assumed ownership of the facility, we became reliant on M.D. Anderson to supply all of our clinical product candidates. We have endeavored to structure the transaction in a manner that ensures availability of adequate capacity and priority access thereto for the continued clinical development of our product candidates. Given the complexity of the manufacturing processes for cellular therapies, M.D. Anderson may be unable to effectively manufacture or release our products in accordance with applicable cGMP standards, which could result in significant costs or delays to our programs.

Due to concerns regarding the COVID-19 pandemic, M.D. Anderson has informed us of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients, and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. We may be unable to enroll patients in our ongoing and planned clinical trials until manufacturing resumes at the facility, unless M.D. Anderson agrees to exceptions to its policy.

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
Our autologous GoCAR-T product candidates, including BPX-601 and BPX-603 are manufactured on a patient-by-patient basis using each patient’s own cells. Efficient manufacturing of these products relies upon our ability to sufficiently expand and activate the cells of patients who have undergone multiple lines of prior therapy, often including immunosuppressive chemotherapy. Our allogeneic product candidates, including our off-the-shelf BCMA-NK cell construct, are also difficult to manufacture due to complexities associated with screening and selection of healthy donors, T and NK cell expansion and banking, and cryopreservation for shipping and storage. NK cells do not expand as well as T cells ex-vivo or in-vivo and it has been necessary to develop novel manufacturing methods and cellular modifications to improve proliferation. We have relatively little experience with this novel technology, and it is uncertain whether it will allow us to manufacture sufficient quantity and quality of targeted NK cells to conduct the necessary non-clinical and clinical trials. Rimiducid, the small molecule drug used to activate both our iMC and iC9 switches, is a complex molecule to synthesize and is relatively insoluble and lipophilic, rendering it difficult to formulate. We have limited internal expertise in small molecule drug development and manufacturing, and we have identified specialty contract manufacturers to produce the rimiducid drug substance and drug product. It is uncertain whether the drug substance and drug product manufacturers will be able to manufacture sufficient quantity and quality of rimiducid to conduct the necessary non-clinical and clinical trials.

We have not yet caused our product candidates to be manufactured or processed on a commercial scale. We may not be able to scale patient-by-patient manufacturing and processing to satisfy clinical or commercial demands for any of our product candidates. In addition, our anticipated reliance on a limited number of third-party manufacturers for manufacturing exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and any replacement contractor must be approved by regulatory authorities. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of regulatory approval, if any.
•Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•Manufacturers are subject to ongoing periodic unannounced inspection by regulatory agencies to ensure strict compliance with cGMP and other government regulations and standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
•Our third-party manufacturers could breach or terminate their agreement with us.
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
We plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•potential liability under the FCPA or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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

We are actively pursuing a strategic partner for our CaspaCIDe-containing polyclonal T cell product candidate called rivogenleceucel, or rivo-cel. A partner would assume current and future development and commercialization responsibilities for this product candidate on a worldwide basis. Concurrently, we have substantially reduced and will continue to reduce our rivo-cel-related activities and spending. For example, we have closed our UK office, which was established to prepare for commercialization in Europe. If we are unable to identify an appropriate strategic partner or to negotiate and consummate a license agreement with such a partner, then it will be impossible to submit the planned Marketing Authorisation Applications, or MAA required to seek approval to commercialize this product candidate in Europe. Such a delay in the process of preparing and submitting the MAA will make it more difficult for us or any possible strategic partner to restart the process in the future and ultimately obtain approval for the product, increasing the likelihood that we may be unable to derive any meaningful revenue from this asset. In addition, we are obligated to continue certain regulatory and clinical activities following conclusion of the rivo-cel clinical trials and if we are unable to identify a strategic partner, we will continue to incur the costs for the internal and external resources required to complete those activities.

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
Our operations, and those of our clinical investigators, contractors and consultants, could be subject to power shortages, telecommunications failures, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. In particular, certain third-party manufacturers may be unable to comply with their contractual obligations to us due to disruptions caused by COVID-19, including reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the manufacturer’s control.
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
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalties law, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by such physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the European Union General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability. The GDPR includes more stringent operational requirements for processors and controllers of personal data and creates additional rights for data subjects.

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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. We may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example, in May 2019, we were added as an additional defendant in an ongoing civil tort lawsuit in federal court in Los Angeles, California. The complaint alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability-failure to warn, breach of express warranty and products liability design or manufacturing defect. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, federal or state liability claims may result in:
•decreased demand for our product candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to clinical trial participants or patients;

•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any product candidate; and
•a decline in our share price.
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
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which provides temporary relief from certain aspects of the Tax Cuts and Jobs Act that had imposed limitations on the utilization of certain losses, interest expense deductions, and minimum tax credits. We are currently in the process of assessing the tax-related provisions of the CARES Act and its potential impact on us.
As of December 31, 2019, we had aggregate U.S. net operating loss carryforwards of approximately $390.3 million, and aggregate U.S. federal and Texas state research and development credits of approximately $11.3 million and $5.3 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act and Cares Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 may be limited to 80% of current year taxable income for years beginning on or after January 1, 2021. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced one or more ownership changes in the past, including with respect to our August 2019 public offering, and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Risks Related to Government Regulation
The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
We have not previously submitted a BLA to the FDA, or similar approval filings to other foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, FDA’s Office of Tissues and Advanced Therapies, or OTAT, has limited experience with combination products that include a small molecule component. Approval of our GoCAR product candidates, will likely require this FDA office to consult with other divisions of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:
•the availability of financial resources to commence and complete our planned clinical trials;

•reaching agreement on acceptable terms with prospective clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical trial sites;
•recruiting suitable patients to participate in a clinical trial;
•having patients complete a clinical trial or return for post-treatment follow-up;
•clinical trial sites deviating from clinical trial protocol, failing to follow GCPs, or dropping out of a clinical trial;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.
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
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•suspension or termination of manufacturing at one or more manufacturing facilities;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
The use of engineered T cells and NK cells as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Many factors will influence whether our product candidates are accepted in the market, including:
•the clinical indications for which our product candidates are approved;
•physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or other regulatory authorities;
•limitations or warnings contained in the labeling approved by the FDA or other regulatory authorities;
•the extent and quality of the clinical evidence supporting the efficacy and safety of our product candidates;
•the timing of market introduction of our product candidates as well as competitive products;
•the cost of treatment in relation to alternative treatments;
•the pricing of our product candidates and the availability of adequate reimbursement by third-party payors and government authorities;
•the willingness and ability of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
•relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies;
•confusion or lack of understanding regarding the effects of rimiducid and the timing and size of dosing of rimiducid after immune cell therapy; and
•the effectiveness of our sales and marketing efforts.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or the CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. As of January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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
Disputes may also arise between us and our licensors and other partners regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to third parties under collaborative development relationships;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
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

There are several pending U.S. and foreign patent applications in our portfolio, and we anticipate additional patent applications will be filed both in the U.S. and in other countries, as appropriate. However, we cannot predict:
•if and when patents will issue;
•the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.
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

On November 1, 2019, another purported shareholder derivative complaint was filed against certain of the Company’s officers and directors in the United States District Court, District of Delaware. The Taylor complaint includes substantially similar factual allegations as the other matters described above and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements.

Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Global Select Market.*

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Global Market or if we are unable to transfer our listing to another stock market. On April 27, 2020, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(b)(2)(A), or the Market Value Rule, for continued listing on the Nasdaq Global Market because the market value of our listed securities for 30 consecutive business days had been less than $50 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until October 26, 2020, to regain compliance with the Market Value Rule. To regain compliance, the market value of our listed securities must close at $50 million or more for a minimum of 10 consecutive business days anytime prior to October 26, 2020.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including the occurrence of an event of default under the Loan Agreement with Oxford, an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. For example, the terms of our securities purchase agreement, dated August 16, 2019, require that we remain listed on the Nasdaq Global Market and list the securities issuable under such agreement as conditions to the closing of any purchase of securities thereunder. As a result, unless we obtain a waiver from the purchasers under this agreement, we would be unable to raise funds pursuant to the terms of this agreement.

In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by The Nasdaq Global Select Market, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.
The price of our stock is volatile and you could lose all or part of your investment.
Prior to our December 2014 IPO, there was no public market for our common stock. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including market conditions in general and a limited trading volume for our shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in our Annual Report, these factors include:
•the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays in our ongoing or future clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•adverse developments concerning our CID technology platform and our small molecule drug rimiducid;
•adverse developments concerning our contract manufacturers;
•changes in the structure of healthcare payment systems;
•our inability to maintain successful collaborations or to establish new collaborations if needed;
•our failure to commercialize our product candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•introduction of new products or services offered by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial target markets;
•our ability to successfully treat additional types of diseases and cancers or at different stages;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•changes in accounting practices;
•ineffectiveness of our internal controls;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.

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
As more than five fiscal years have passed since the December 18, 2014, listing of common stock listing on the Nasdaq, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2019. However, we currently qualify as a “Smaller Reporting Company” under applicable SEC rules, which limits some of the otherwise applicable public company requirements. Below are specific requirements to which we are now subject that did not previously apply to us. These requirements include the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.
Compliance with such requirements is expensive and time-consuming for management, as the loss of “emerging growth company” status and compliance with the additional requirements substantially increases our legal and financial compliance costs and makes some activities more time-consuming and costly.
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

In accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, and ASC Topic 480, Liabilities-Distinguishing from Equity, convertible preferred shares are accounted for as temporary equity and warrants are accounted for as liabilities at their fair value during periods where they can be net cash settled in case of a change in control transaction. The warrants are accounted for as a liability at their fair value at each reporting period. The value of the derivative warrant liability is re-measured at each reporting period with changes in fair value recorded in earnings. To derive an estimate of the fair value of these warrants, the binomial model is utilized, adjusted for the effect of dilution, which embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of these instruments. This process requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. Additionally, in connection with our August 2019 private placement we received option fee proceeds, or the Option Fee, which is accounted for as a liability. The value of the Option Fee is re-measured at each reporting period with changes in fair value recorded through earnings. As a result, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, such as the trading value of our common stock and certain assumptions, which are outside of our control. Consequently, our liabilities and consolidated statements of operations may vary quarterly, based on factors other than our revenues and expenses. The liabilities and accounting line items associated with our derivative securities on our balance sheet and statement of operations are non-cash items, and the inclusion of such items in our financial statements may materially affect the outcome of our quarterly and annual results, even though such items are non-cash and do not affect the cash we have available for operations. Investors should take such derivative accounting matters and other non-cash items into account when comparing our quarter-to-quarter and year-to-year operating results and financial statements.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Certain holders of our outstanding shares of common stock, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Any sales of these shares by such stockholders could have a material adverse effect on the trading price of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are set forth on the Exhibit Index, which is incorporated herein by reference.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on August 5, 2019).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

4.3
Second Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated August 22, 2014 (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

4.4
Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016 (incorporated by reference to Exhibit 4.4 to Registrant's Registration Statement on Form S-3 (File No. 333-209012), filed with the SEC on January 15, 2016).

4.5	Form of Warrant issued in public offering (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.6	Form of Warrant issued in private offering (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K (File No. 001-200328), filed with the SEC on March 12, 2020).

4.8
Securities Purchase Agreement, dated August 16, 2019, by and among the Company and the institutional investors named therein, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

10.1	Second Amendment to Loan and Security Agreement, dated March 31, 2020, by and between the Registrant and Oxford Finance LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date: May 7, 2020	By:	/s/ David E. Strauss
David E. Strauss
Principal Accounting Officer