Form 10-Q
period 2020-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2020-08-06
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____ to ____

Commission File Number: 001-36783

BELLICUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1450200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
 2130 W. Holcombe Blvd., Ste. 800
Houston, TX 77030
(832) 384-1100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BLCM	The Nasdaq Capital Market

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

As of July 31, 2020, there were 5,059,779 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,408	$91,028
Restricted cash, current	87	2,788
Accounts receivable, interest and other receivables	127	303
Prepaid expenses and other current assets	1,528	884
Assets held for sale	—	16,851
Total current assets	68,150	111,854
Operating lease right-of-use assets	869	1,042
Property and equipment, net	1,615	2,529
Restricted cash, non-current	1,500	—
Other assets	341	825
Total assets	$72,475	$116,250
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,486	$2,643
Accrued expenses and other current liabilities	7,108	9,770
Warrant derivative liability	28,183	52,184
Private placement option liability	33,970	12,094
Current portion of long-term debt	6,390	11,000
Current portion of lease liabilities	491	454
Liabilities held for sale	—	6,273
Total current liabilities	78,628	94,418
Long-term debt, net of deferred issuance costs	20,715	25,717
Long-term lease liabilities	609	864
Total liabilities	99,952	120,999
Commitments and contingencies
Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at June 30, 2020 and December 31, 2019, 534,000 shares issued and outstanding at June 30, 2020; 538,000 shares issued and outstanding at December 31, 2019	21,308	21,468
Stockholders’ deficit:
Common stock, $0.01 par value; 80,000,000 and 40,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, 5,127,525 shares issued and 5,059,779 shares outstanding at June 30, 2020; 5,076,593 shares issued and 5,008,846 shares outstanding at December 31, 2019	51	507
Treasury stock: 67,746 shares held at June 30, 2020 and December 31, 2019	(5,056)	(5,056)
Additional paid-in capital	515,252	511,684
Accumulated other comprehensive loss	(389)	(327)
Accumulated deficit	(558,643)	(533,025)
Total stockholders’ deficit	(48,785)	(26,217)
Total liabilities, preferred stock and stockholders' deficit	$72,475	$116,250

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Grants	$—	$1,391	$—	$1,907
Total revenues	—	1,391	—	1,907
Operating expenses
Research and development	11,758	20,032	22,206	36,880
General and administrative	3,761	7,518	7,932	15,054
Total operating expenses	15,519	27,550	30,138	51,934
Gain on dispositions, net	(3,761)	—	(3,761)	—
Loss from operations	(11,758)	(26,159)	(26,377)	(50,027)
Other income (expense):
Interest income	28	311	382	721
Interest expense	(763)	(1,088)	(1,748)	(2,158)
Change in fair value of warrant and private placement option liabilities	(30,701)	—	2,125	—
Total other (expense) income	(31,436)	(777)	759	(1,437)
Net loss	$(43,194)	$(26,936)	$(25,618)	$(51,464)

Net loss per common share attributable to common shareholders, basic and diluted	$(8.55)	$(5.85)	$(5.08)	$(11.40)
Weighted-average shares outstanding, basic and diluted	5,052,234	4,605,234	5,045,965	4,515,311

Net loss	$(43,194)	$(26,936)	$(25,618)	$(51,464)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	5	—	56
Foreign currency translation adjustment	(49)	(46)	(62)	(18)
Comprehensive loss	$(43,243)	$(26,977)	$(25,680)	$(51,426)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

Three and Six Months Ended June 30, 2020
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
1-for-10 Reverse Stock Split	—	—	—	(457)	—	—	457	—	—	—
Share-based compensation	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of common stock upon vesting of restricted stock units	—	—	1,045	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,000)	(160)	40,000	1	—	—	159	—	—	160
Comprehensive income	—	—	—	—	—	—	—	17,576	(13)	17,563
Balance, March 31, 2020	534,000	$21,308	5,117,638	$51	(67,746)	$(5,056)	$513,623	$(515,449)	$(340)	$(7,171)
Share-based compensation	—	—	—	—	—	—	1,564	—	—	1,564
Issuance of common stock - Employee Stock Purchase Plan	—	—	9,526	—	—	—	65	—	—	65
Issuance of common stock upon vesting of restricted stock units	—	—	361	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(43,194)	(49)	(43,243)
Balance, June 30, 2020	534,000	$21,308	5,127,525	$51	(67,746)	$(5,056)	$515,252	$(558,643)	$(389)	$(48,785)

Three and Six Months Ended June 30, 2019
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	4,424,205	$442	(67,746)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	—	—	2,136	—	—	2,136
Exercise of stock options	—	—	2,765	—	—	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	—	—	2,271	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	135,065	14	—	—	4,611	—	—	4,625
Comprehensive loss	—	—	—	—	—	—	—	(24,528)	79	(24,449)
Balance, March 31, 2019	—	$—	4,564,306	$456	(67,746)	$(5,056)	$500,601	$(445,076)	$(65)	$50,860
Share-based compensation	—	—	—	—	—	—	1,996	—	—	1,996
Exercise of stock options	—	—	221	—	—	—	6	—	—	6
Issuance of common stock - Employee Stock Purchase Plan	—	—	4,000	1	—	—	70	—	—	71
Issuance of common stock upon vesting of restricted stock units	—	—	585	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	124,050	12	—	—	4,340	—	—	4,352
Comprehensive loss	—	—	—	—	—	—	—	(26,936)	(41)	(26,977)
Balance, June 30, 2019	—	$—	4,693,162	$469	(67,746)	$(5,056)	$507,013	$(472,012)	$(106)	$30,308

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,618)	$(51,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,887	4,132
Depreciation and amortization expense	925	3,742
Change in fair value of warrant and private placement option liabilities	(2,125)	—
Gain on dispositions, net	(3,761)	—
Amortization of discount on investment securities, net	—	(28)
Amortization of right-of-use assets	173	636
Accretion of lease liability	(535)	355
Amortization of deferred issuance costs	388	439
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	176	372
Prepaid expenses and other assets	(160)	(2,336)
Accounts payable	(157)	(1,735)
Accrued liabilities and other	(2,662)	1,747
Deferred revenue	—	(1,907)
Net cash used in operating activities	(30,469)	(46,047)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	35,679
Proceeds from sale of property and equipment, net	14,909	—
Purchases of property and equipment	(229)	(551)
Net cash provided by investing activities	14,680	35,128
Cash flows from financing activities:
Payment on debt	(10,000)	—
Proceeds from issuance of common stock in a public offering, net	—	8,977
Proceeds from issuance of stock from employee stock purchase plan	65	71
Proceeds from exercise of stock options	—	76
Payment on financing lease obligations	(35)	(14)
Net cash (used in) provided by financing activities	(9,970)	9,110
Effect of exchange rate changes on cash	(62)	(18)
Net change in cash, cash equivalents, and restricted cash	(25,821)	(1,827)
Cash, cash equivalents and restricted cash at beginning of period	93,816	48,668
Cash, cash equivalents and restricted cash at end of period	$67,995	$46,841

Supplemental cash flow information:
Cash paid during the period for interest	$1,413	$1,722
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payables and accrued liabilities	$60	$—
Conversion of redeemable preferred stock into common stock	$160	$—
Reclassification of property and equipment, net to assets held for sale	$199	$—

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Reverse Stock Split
On February 5, 2020, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-10 and (ii) reduce the number of authorized shares of the Company’s common stock from 200,000,000 to 40,000,000. On June 15, 2020, the Company filed with the Secretary of State of the State of Delaware a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 40,000,000 shares to 80,000,000 shares.

The accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements gives retroactive effect to the reverse stock split for all periods presented.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019, as filed with the SEC on March 12, 2020.

The accompanying interim condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. As of June 30, 2020, and December 31, 2019, the Company had an accumulated deficit of $558.6 million and $533.0 million, respectively.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2020 as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2019.
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

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the three and six month periods ended June 30, 2020, the Company did not incur expenses or recognize revenue for work performed under the CPRIT grant. During the three and six month periods ended June 30, 2019, the Company incurred expenses and recognized revenue of $1.4 million and $1.9 million, respectively, for work performed under the CPRIT grant.

The CPRIT Agreement was due to expire on February 29, 2020, but was terminated early by the Company on January 31, 2020. Upon termination of the CPRIT Agreement, the Company reclassified the remaining unexpended award proceeds of $0.8 million from deferred revenue to accrued liabilities. During the three month period ended June 30, 2020, the Company returned the remaining unexpended award proceeds to CPRIT and released the accrued liability.
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

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$66,408	$91,028
Restricted cash, current	87	2,788
Restricted cash, non-current	1,500	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$67,995	$93,816

During 2017, $4.2 million was received from CPRIT, and is being held in a separate account to be used for costs solely related to the CPRIT grant. Release of the CPRIT funds are subject to the terms of the grant agreement and requirements therein and require the authorization of CPRIT. To date, CPRIT authorized the release of $3.3 million of restricted funds from the CPRIT account. During the three months ended June 30, 2020, the Company returned the remaining unexpended award proceeds to CPRIT, leaving a balance of $0.1 million recorded as restricted cash, requiring the authorization of CPRIT to release, on the accompanying balance sheets at June 30, 2020.
In addition to the restricted cash held and released by CPRIT, there was $1.1 million of restricted cash as of December 31, 2019 in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the funds was subject to the authorized completion of certain aspects of the manufacturing improvements. The funds were released during the six months ended June 30, 2020.
In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash, non-current. The funds are required to be held for a period of up to 18 months subsequent to the April 14, 2020 closing date.
Disposition of Assets and Liabilities Held for Sale
In 2019, the Company completed the buildout of manufacturing space at its leased headquarters in Houston, Texas and began in-house clinical supply manufacturing. The facility included capacity far in excess of the Company's anticipated current and near-term manufacturing needs and management decided to seek a partner for the facility with the goal of reducing the Company's costs while maintaining dedicated cell therapy manufacturing capacity to support the Company's product candidates.
The disposal of the assets and liabilities of such facility was completed on April 14, 2020, at a purchase price of $15.0 million. The disposal group consisted of property and equipment, net of $12.0 million, right-of-use assets of $4.8 million, current portion of lease liabilities of $1.4 million and long-term lease liabilities of $4.6 million. During the three and six month periods ended June 30, 2020, the Company recognized a net gain of $3.8 million in connection with the disposal, which is presented as Gain on dispositions, net within the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. The primary reason for the disposal was to reduce the Company's fixed operating expenses by transitioning from an in-house clinical supply manufacturer to a third party manufacturer.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accrued payroll	$2,104	$2,032
Accrued patient treatment costs	954	1,162
Accrued manufacturing costs	273	2,230
Accrued professional services	639	654
Accrued obligations under material supply agreements	1,123	1,121
Accrued other	2,015	2,571
Total accrued expenses and other current liabilities	$7,108	$9,770

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

The Company estimates the fair value of these liabilities using the Black-Scholes valuation technique, which utilizes assumptions including (i) the fair value of the underlying stock at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term, and (iv) risk-free interest rates.

Private Placement Option

The Company has entered into a security purchase agreement that contains a call option on preferred shares that are callable outside the control of the Company. The Company recorded the option as a liability and measured the fair value of the option at the time of issuance. The Company will re-measure the option to fair value at each balance sheet date and record changes in fair value in other income (expense) in the accompanying condensed consolidated statement of operations and comprehensive loss at each reporting period. Offering expenses arising from the issuance of the private placement option were expensed as incurred.

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

Operating leases are recognized as ROU assets and operating lease liabilities on the balance sheet based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company's incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term. The Company determines the lease term as the non-cancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Leases with a term of 12 months or less are not recognized on the balance sheets.

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
The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	June 30, 2020	June 30, 2019
Common Stock Equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	5,340,000	—
Warrants to purchase common stock	5,750,000	—
Private placement option	9,675,000	—
Options to purchase common stock	1,122,938	766,533
Unvested shares of restricted stock units	187,705	21,593
Total common stock equivalents	22,075,643	788,126

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

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis:

	Fair Value at June 30, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds and treasury bills	$55,253	$—	$—	$77,170	$—	$—
Total cash equivalents	$55,253	$—	$—	$77,170	$—	$—

As of June 30, 2020, the $1.5 million of restricted cash, non-current, on the Company's balance sheet is held in a money market fund.

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of June 30, 2020, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.41%	1.83%
Volatility of underlying stock price	90.00%	78.67%
Expected term (years)	6.14	6.64

The fair value of the private placement option has been estimated with the following weighted-average assumptions:

June 30, 2020
Risk-free interest rate	0.59%
Volatility of underlying stock price	90.00%
Expected term (years)	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis:

	Fair Value at June 30, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$28,183	$—	$—	$52,184
Private placement option liability	—	—	33,970	—	—	12,094
Total fair value	$—	$—	$62,153	$—	$—	$64,278

The ending balance of the Level 3 financial instruments presented above represents management's best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company determines whether an arrangement is a lease at its inception. Operating leases relate primarily to office space with remaining lease terms of two years. If operating leases include options to extend the lease term, management will consider the options in determining the lease term used to establish the Company's ROU assets and lease liabilities.

As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments.

Components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of leased asset	$18	$18	$36	$24
Interest on lease liabilities	6	7	12	10
Operating lease cost	194	547	499	993
Short-term lease cost	207	12	241	47
Total lease cost	$425	$584	$788	$1,074

June 30, 2020
Weighted-average remaining lease term:
Operating leases	2.10 years
Finance leases	1.90 years
Weighted-average discount rate:
Operating leases	12.77%
Finance leases	13.28%

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$819	$1,095
Operating cash flows from finance leases	12	10
Financing cash flows from finance leases	35	14
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$1,259

Maturities of lease liabilities by year for leases are as follows:

(in thousands)	Operating Leases	Financing Leases
2020	$252	$48
2021	515	90
2022	316	39
2023 and beyond	—	—
Total lease payments	1,083	177
Less: Imputed interest	(139)	(21)
Present value of lease liabilities	$944	$156

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
The Company’s obligations under the Oxford Loan Agreement are secured by a first priority security interest in substantially all of the Company’s current and future assets, including its intellectual property. The Company has also agreed not to encumber its intellectual property assets, except as permitted by the Oxford Loan Agreement. The Oxford Loan matures on December 1, 2022 (the “Oxford Maturity Date”) and was originally interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest. The Oxford Loan bears interest at a floating per annum rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%.

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

Pursuant to the Second Amendment, the Loan Agreement was amended to, among other things: (i) provide for Oxford's and the Lenders’ consent to the Company’s consummation of the Asset Sale with M.D. Anderson, provided such sale occurs on or prior to June 30, 2020; (ii) if such Asset Sale occurs on or prior to June 30, 2020, extend the interest-only period through as late as July 31, 2021; (iii) if Asset Sale closes on or prior to June 30, 2020, provide for a partial repayment to the Lenders of a significant percentage of the proceeds of the asset sale that varies in accordance with the timing of closing and the associated amortization schedule, a portion of which will be applied as partial payment of the Final Payment Percentage (as defined in the Loan Agreement); and (iv) grant the Lenders and Oxford a security interest in the Company’s intellectual property as of the date of the Second Amendment, in each case as set forth in the Second Amendment. The sale of certain assets subject to the Second Amendment closed on April 14, 2020. Pursuant to the Second Amendment, the closing of the Asset Sale to M.D. Anderson triggered the Company’s obligation to provide partial repayment to the Lenders of $7.0 million, of which $0.6 million was applied as partial payment of the Oxford Final Payment Fee. The interest-only period was extended through December 31, 2020.

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred issuance costs, which offset long-term debt on the Company's condensed consolidated balance sheet. The deferred issuance costs are being amortized over the term of the loan as interest expense using the effective interest method. Interest expense of amortized deferred issuance costs included $0.2 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2020 and 2019, respectively. The interest rate on amounts borrowed under the Oxford Loan Agreement was 10.98% at June 30, 2020.

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

All of the Public Warrants sold in the Offering have an exercise price of $13.00 per share of common stock or, in certain circumstances, for $130.00 per share of Series 1 Preferred Stock, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Public Warrants were immediately exercisable upon issuance, provided that the holder is prohibited, subject to certain exceptions, from exercising a warrant for shares of common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The Public Warrants will expire on August 21, 2026, unless exercised prior to that date.

Private Placement

On August 16, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue in a private placement (i) 350,000 shares of its Series 2 Redeemable Convertible Non-Voting Preferred Stock (the “Series 2 Preferred Stock”), at a purchase price of $100.00 per share, and related warrants (the “Private Warrants”) to purchase up to 2,800,000 shares of common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of its Series 3 Redeemable Convertible Non-Voting Preferred Stock (the “Series 3 Preferred Stock” and, together with the Series 1 Preferred Stock and Series 2 Preferred Stock, the “Preferred Stock”), at a purchase price of $140.00 per share, and related warrants (also, “Private Warrants”) to purchase up to 875,000 shares of common stock at an exercise price of $14.00 per share. The purchase and sale of the securities issuable under the private placement agreement may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion within five days’ notice to the Company. The purchase and sale was subject to the Company’s obtaining stockholder approval for additional authorized shares of Common Stock or a reverse stock split (the “Required Stockholder Approval”), which occurred in the first quarter of 2020. The right of the Purchasers to purchase such securities will expire two and a half years after the Required Stockholder Approval, on July 15, 2022, with respect to the Series 2 Preferred Stock, and three years after such stockholder approval, on January 15, 2023, with respect to the Series 3 Preferred Stock, if not exercised prior to that date.

The Company received $11.2 million in option proceeds, net of offering costs, upon the execution of the Securities Purchase Agreement. Total offering costs incurred by the Company related to the Public Warrants, Private Warrants and options amounted to $3.0 million.

The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended June 30, 2020:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2019	$52,184	$12,094	$64,278
Change in fair value	(24,001)	21,876	(2,125)
Balance, June 30, 2020	$28,183	$33,970	$62,153

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 preferred stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 534,000 shares of Series 1 preferred stock issued and outstanding as of June 30, 2020. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of June 30, 2020.

As of June 30, 2020, the Company classified the Series 1 preferred stock within mezzanine equity, as the Series 1 preferred stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

The Series 1 preferred stock is not currently redeemable and is only redeemable upon a fundamental change at a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is unnecessary if it is not probable that the instrument will become redeemable. As (i) the Series 1 preferred stock is only redeemable upon a fundamental change, the occurrence of which is not probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 preferred stock to its redemption amount.

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

NOTE 7 - STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION PLANS

Stockholders' Equity

On October 5, 2018, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC ("Jefferies"), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, shares of the Company’s common stock having an aggregate offering price of up to $60.0 million. The shares will be offered and sold pursuant to the Company’s prospective supplement to its shelf registration statement on Form S-3 (the “Prospective Supplement”). During the year ended December 31, 2019, the Company received $9.0 million in net proceeds from the sale of 259,115 shares of its common stock in the open market. On August 16, 2019, in connection with the Offering, the Company delivered written notice to Jefferies that the Company was suspending and terminating the Prospectus Supplement related to the shares of its common stock issuable pursuant to the Sale Agreement. The Company will not make any sales of its securities pursuant to the Sales Agreement, unless and until a new prospectus supplement is filed. Other than the termination of the Prospectus Supplement, the Sale Agreement remains in full force and effect.

Share-Based Compensation Plans

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan (the "2019 Plan"), which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Equity Incentive Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the ("2014 Plan"), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the "Share Reserve") will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, plus (iii) an additional 500,000 shares that were approved at the Company's Annual Meeting of Stockholders in June 2020, and plus (iv) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.

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

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2020:

Options and Inducement Awards
Outstanding at December 31, 2019	567,842
Granted	634,085
Exercised	—
Forfeited	(78,989)
Outstanding at June 30, 2020	1,122,938
Exercisable at June 30, 2020	335,278

The following table summarizes the stock award activity for all stock plans during the six months ended June 30, 2020:

Restricted Stock Awards and Units
Outstanding at December 31, 2019	6,359
Granted	207,547
Vested	(2,309)
Forfeited	(23,892)
Outstanding at June 30, 2020	187,705

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "ESPP") provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. During the six-month periods ended June 30, 2020 and 2019 there were 9,526 and 4,000 shares purchased by the ESPP, respectively.

A summary of activity within the ESPP follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Deductions from employees	$62	$48
Share-based compensation expense recognized	46	57
Remaining share-based compensation expense	144	135

As of June 30, 2020, there were 23,937 shares available for issuance under the ESPP.

Share-Based Compensation Expense

The fair value of option grants is determined using the Black-Scholes option-pricing model and has been estimated with the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.24%	2.25%
Volatility	81.53%	72.10%
Expected life (years)	6.04	6.08
Expected dividend yield	—	—

Share-based compensation expense by classification for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$661	$959	$1,209	$2,024
General and administrative	903	1,037	1,678	2,108
Total	$1,564	$1,996	$2,887	$4,132

At June 30, 2020, total compensation cost not yet recognized was $9.4 million and the weighted-average period over which this amount is expected to be recognized is 2.3 years.

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

Litigation

Securities Litigation

On May 29, 2020, the U.S. District Court for the Southern District of Texas, Houston Division granted the Company’s motion to dismiss with prejudice in the purported class action complaint filed on February 6, 2018 against the Company and certain of its current and former employees, captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso. As previously reported, the complaint alleged that the Company and members of its management violated federal securities laws by making allegedly false and misleading statements. The court’s written order dismissed the case in its entirety with prejudice, resulting in a termination of all claims. The deadline for the plaintiffs to appeal has expired.

On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit is based on the same facts as the Kakkar class action and purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On July 8, 2019, another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the same defendants in the same court. On November 1, 2019, an additional purported shareholder derivative complaint captioned Mildred Taylor and Jessica Amor v. Richard A. Fair, et al. was filed against certain of the Company’s officers and directors in the District of Delaware. The lawsuit purports to seek monetary damages. The Taylor complaint includes substantially similar factual allegations as the other matters described above and seeks to hold the defendants liable for allegedly causing the Company to make material misstatements. The Paik, Ludovissy, and Taylor derivative causes of action have been stayed until reinstated on motion of the parties.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies. We are designing new treatments for various forms of cancer, including both hematological cancers and solid tumors. We are advancing CAR-T and CAR-NK cell therapies, which are an innovative approach in which a patient’s or donor’s T cells or NK cells, respectively, are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.

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

•BPX-603 is an autologous dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is our first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. We recently received clearance by the U.S. Food and Drug Administration (FDA) of our investigational new drug application (IND) for BPX-603and expect to initiate a Phase 1/2 clinical trial later this year.

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

We have developed efficient and scalable processes to manufacture genetically modified T cells of high quality, which are currently being used to generate products for our clinical trials. We are developing comparable processes for the manufacture of genetically modified NK cells. We are leveraging this know how in combination with our proprietary cellular control technologies, resources, capabilities and expertise for the manufacture of CAR product candidates to create and develop first and best-in-class product candidates.

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

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues	$—	$1,391	$(1,391)	$—	$1,907	$(1,907)
Operating expenses:
Research and development	11,758	20,032	(8,274)	22,206	36,880	(14,674)
General and administrative	3,761	7,518	(3,757)	7,932	15,054	(7,122)
Total operating expenses	15,519	27,550	(12,031)	30,138	51,934	(21,796)
Gain on dispositions, net	(3,761)	—	(3,761)	(3,761)	—	(3,761)
Loss from operations	(11,758)	(26,159)	14,401	(26,377)	(50,027)	23,650
Other income (expense):
Interest income	28	311	(283)	382	721	(339)
Interest expense	(763)	(1,088)	325	(1,748)	(2,158)	410
Change in fair value of warrant and private placement option liabilities	(30,701)	—	(30,701)	2,125	—	2,125
Total other (expense) income	(31,436)	(777)	(30,659)	759	(1,437)	2,196
Net loss	$(43,194)	$(26,936)	$(16,258)	$(25,618)	$(51,464)	$25,846

Revenues

The decrease in revenues for the three and six months ended June 30, 2020, compared to the same periods last year, was due to a $1.4 million and $1.9 million decrease in grant revenues, respectively, due to the termination of the CPRIT grant on January 31, 2020.

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended June 30, 2020, compared to the same period last year, was primarily due to reduced expenses related to reduced rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2019, partially offset by an increase in expenses related to our GoCAR program. This resulted in a $3.3 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $3.9 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense decreased $1.1 million due to the manufacturing facility and related laboratories and office space meeting the accounting standards criteria for assets held for sale, which was then disposed of in April 2020.

The decrease in R&D expenses for the six months ended June 30, 2020, compared to the same period last year, was primarily due to reduced expenses related to reduced rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2019, partially offset by an increase in expenses related to our GoCAR program. This resulted in a $6.4 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $6.1 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense decreased $2.2 million due to the manufacturing facility and related laboratories and office space meeting the accounting standards criteria for assets held for sale, which was then disposed of in April 2020.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended June 30, 2020, compared to the same period last year, was primarily due to the reduction in rivo-cel related commercialization activities that reduced charges by $3.4 million as well as the effects of the aforementioned reduction in force that reduced employee-related charges by $0.4 million.

The decrease in G&A expenses for the six months ended June 30, 2020, compared to the same period last year, was primarily due to the reduction in rivo-cel related commercialization activities that reduced charges by $6.3 million as well as the effects of the aforementioned reduction in force that reduced employee-related charges by $0.8 million.

Gain on dispositions, net

The increase in gain on dispositions, net, for the three and six months ended June 30, 2020, compared to the same period last year, was primarily due to the disposal of the clinical supply manufacturing facility to M.D. Anderson.

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

The increase in other expense for the three months ended June 30, 2020, compared to the same period last year, was primarily due to a $30.7 million loss recognized from the change in fair value of our warrant and private placement option liabilities. The loss recognized during the three months ended June 30, 2020 was driven primarily by an increase in our stock price over the period.

The increase in other income for the six months ended June 30, 2020, compared to the same period last year, was primarily due to a $2.1 million gain recognized from the change in fair value of our warrant and private placement option liabilities. The gain recognized during the six months ended June 30, 2020 was driven primarily by a decrease in our stock price over the period.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2020, we had cash, cash equivalents, and restricted cash of $68.0 million and net cash used in operations of approximately $30.5 million for the six months ended June 30, 2020.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 was $30.5 million compared to $46.0 million for the same period last year. The changes in cash flow from operating activities during the six months ended June 30, 2020 were due to $25.6 million of net losses, a non-cash gain of $3.8 million recognized on the disposition of assets and liabilities, a non-cash gain of $2.1 million recognized from the change in the derivative warrant and private placement option fair value liability and a $2.8 million decrease from changes in operating assets and liabilities. This was partially offset by $2.9 million of share-based compensation and $0.9 million of depreciation expense.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020 was $14.7 million compared to $35.1 million for the same period last year. The changes in cash flow from investing activities during the six months ended June 30, 2020 was due to $14.9 million net proceeds received from the sale of property and equipment, partially offset by $0.2 million for the purchases of equipment. Cash provided by investing activities for the same period last year was due to $35.7 million of proceeds from the sale of investment securities.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2020 was $10.0 million due to principal debt repayments compared to net cash provided by financing activities of $9.1 million for the same period last year primarily due to stock offering proceeds.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive, Principal Financial and Principal Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur additional net losses in the future.
We are a clinical stage biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of June 30, 2020, we had an accumulated deficit of $558.6 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of June 30, 2020, we had cash, restricted cash and cash equivalents of approximately $68.0 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, restricted cash and cash equivalents are expected to be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2021.

We expect to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. Subject to limited exceptions, our loan agreement with Oxford Finance prohibits us from incurring indebtedness without the prior written consent of Oxford. In addition, the securities purchase agreement for our August 2019 private placement transaction requires us to obtain investor consent prior to taking a range of corporate financing actions, including issuing equity securities that are senior or pari passu to the Series 3 preferred stock and incurring new debt in excess of $1,000,000. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:
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

In response to public health directives and orders, we have implemented work-from-home policies for certain employees and temporarily modified our research operations to comply with applicable social distancing recommendations. The effects of government stay-at-home orders and our related adjustments in our business is likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe may negatively impact our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in the trials. If patients drop out of our trials, miss scheduled doses or follow-up visits, be unable to undergo specific study procedures such as biopsies, or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. To date, we have experienced COVID-19-related impacts on screening and enrollment which may impact the speed of enrollment and the timing of data presentations from our ongoing studies. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In fact, in April 2020 M.D. Anderson informed the Company of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. M.D. Anderson subsequently restarted manufacturing but if the pandemic worsens and they again suspend research activities, we may be unable to enroll patients in our ongoing and planned clinical trials until manufacturing resumes at the facility.

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
•the impact of the COVID-19 pandemic;
•the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•competing clinical trials and approved therapies available for patients.
In particular, some of our clinical trials will look to enroll patients with characteristics, which are found in a very small population, for example, patients with rare cancers with specific attributes that are targeted with our product candidates. Our clinical trials will compete with other companies' clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in these clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than enroll patients in any of our future clinical trials. Patients may also be unwilling to participate in our clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.
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
Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on relatively new technology, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. Our off-the shelf, allogeneic product candidates are also difficult to manufacture due to complexities associated with screening and selection of healthy donors, T cell and NK cell expansion and banking, and cryopreservation for shipping and storage. Costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. The costs of our clinical trials may increase if the FDA does not agree with our clinical development plans or requires us to conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates.

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

Specifically, genetically engineering T cells and NK cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kiadis Pharma B.V., Kuur Therapeutics, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., NantKwest, Inc., Nkarta Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, Unum Therapeutics, and Ziopharm Oncology.

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
In August 2019, we completed an underwritten public offering of 575,000 shares of its Series 1 preferred stock and warrants to purchase up to 5,750,000 shares of its common stock. Concurrent with the public offering we entered into an agreement with certain institutional investors providing for a private placement, pursuant to which we agreed to sell at two or more separate closings, each at the option of the investors and subject to certain conditions, shares of Series 2 preferred stock and warrants to purchase common stock, and shares of Series 3 preferred stock and warrants to purchase common stock, for aggregate gross proceeds of up to $70.0 million. Pursuant to the terms of the securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the incurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not exercise their rights to purchase additional tranches of preferred stock and may not consent to us seeking additional funds through debt or other equity financings. In addition, possible additional investors in the Company may decline to do so because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
We recently announced the closing of the sale of our U.S. manufacturing facility to M.D. Anderson and we are now reliant on a third party to manufacture our clinical product candidates and may not be able to secure adequate manufacturing capacity.

In April 2020, we announced the closing of the sale of our U.S. manufacturing facility to M.D. Anderson. When M.D. Anderson assumed ownership of the facility, we became reliant on M.D. Anderson to supply our current clinical product candidates. We have endeavored to structure the transaction in a manner that ensures availability of adequate capacity and priority access thereto for the continued clinical development of our product candidates. Given the complexity of the manufacturing processes for cellular therapies, M.D. Anderson may be unable to effectively manufacture or release our products in accordance with applicable cGMP standards, which could result in significant costs or delays to our programs.

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
Our autologous GoCAR-T product candidates, including BPX-601 and BPX-603 are manufactured on a patient-by-patient basis using each patient’s own cells. Efficient manufacturing of these products relies upon our ability to sufficiently expand and activate the cells of patients who have undergone multiple lines of prior therapy, often including immunosuppressive chemotherapy. Our allogeneic product candidates, including our off-the-shelf BCMA-NK cell construct, are also difficult to manufacture due to complexities associated with screening and selection of healthy donors, T cell and NK cell expansion and banking, and cryopreservation for shipping and storage. NK cells do not expand as well as T cells ex-vivo or in-vivo and it has been necessary to develop novel manufacturing methods and cellular modifications to improve proliferation. We have relatively little experience with this novel technology, and it is uncertain whether it will allow us to manufacture sufficient quantity and quality of targeted NK cells to conduct the necessary non-clinical and clinical trials. Rimiducid, the small molecule drug used to activate both our iMC and iC9 switches, is a complex molecule to synthesize and is relatively insoluble and lipophilic, rendering it difficult to formulate. We have limited internal expertise in small molecule drug development and manufacturing, and we have identified specialty contract manufacturers to produce the rimiducid drug substance and drug product. It is uncertain whether the drug substance and drug product manufacturers will be able to manufacture sufficient quantity and quality of rimiducid to conduct the necessary non-clinical and clinical trials.

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
We may seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by the Health and Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the U.S. will also subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

There remain judicial and Congressional challenges to other aspects of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed several Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Congress may consider other legislation to replace elements of the PPACA. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

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

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. In addition, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. On July 24, 2020, The Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

We expect that additional federal and state healthcare reform measures, such as further amendments and changes to the PPACA will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware or have not sufficiently analyzed with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, methods of use, including combination therapy or patient selection methods or any final product itself, the holders of any such patents may be able to block our ability to develop and commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Our share price has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a target of this type of litigation. For example, on February 6, 2018, a purported securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A second substantially similar class action was filed on March 14, 2018 by plaintiff Frances Rudy against the same defendants in the same court and on April 9, 2018, the District Court consolidated the two lawsuits under the Kakkar action. On May 29, 2020, the U.S. District Court for the Southern District of Texas, Houston Division dismissed the consolidated case in its entirety with prejudice, resulting in a termination of all claims. The deadline for the plaintiffs to appeal has expired.

On July 19, 2018, a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. was filed against the Company’s directors and certain of the Company’s officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit is based on the same facts as the Kakkar class action and purports to seek damages on behalf of the Company against the individual defendants for breach of fiduciary duty, waste, unjust enrichment and violations of Section 14(a) of the Exchange Act. The complaint alleges that the defendants caused or allowed the Company to disseminate misstatements regarding the clinical trials for rivo-cel and to make false or misleading statements in the proxy materials for the Company’s 2017 annual meeting of stockholders. On July 8, 2019, another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. was filed against the same defendants in the same court. On November 1, 2019, an additional purported shareholder derivative complaint captioned Mildred Taylor and Jessica Amor v. Richard A. Fair, et al. was filed against certain of the Company’s officers and directors in the District of Delaware. The Paik, Ludovissy, and Taylor derivative causes of action have been stayed until reinstated on motion of the parties.

Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market.*

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On April 27, 2020, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(b)(2)(A), or the Market Value Rule, for continued listing on The Nasdaq Global Market because the market value of our listed securities for 30 consecutive business days had been less than $50 million. In lieu of seeking compliance with the Market Value Rule, on June 16, 2020, we received approval from Nasdaq to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, which became effective at the opening of business on June 18, 2020. Although we were able to transfer our listing to The Nasdaq Capital Market, we could subsequently fail to satisfy Nasdaq’s requirements for continued listing on The Nasdaq Capital Market and receive notice from Nasdaq that our stock may become subject to delisting.

If we are unable to continue to meet the requirements for listing on the Nasdaq Capital Market and our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including the occurrence of an event of default under the Loan Agreement with Oxford, an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

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

If our common stock is delisted by The Nasdaq Capital Market, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.
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

In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation and our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine.
These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.
These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

3.1
Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant and the Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

3.2
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of Bellicum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 23, 2014).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

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

10.1	Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

10.2	Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: August 6, 2020	By:	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date: August 6, 2020	By:	/s/ David E. Strauss
David E. Strauss
Principal Accounting Officer