Form 10-Q
period 2020-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2020-11-05
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____ to ____

Commission File Number: 001-36783

BELLICUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1450200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
 2710 Reed Road, Ste. 160
Houston, TX 77051
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of October 30, 2020, there were 5,059,779 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION		33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69

SIGNATURES		71

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,125	$91,028
Restricted cash, current	—	2,788
Accounts receivable, interest and other receivables	125	303
Prepaid expenses and other current assets	1,243	884
Assets held for sale	—	16,851
Total current assets	54,493	111,854
Operating lease right-of-use assets	1,296	1,042
Property and equipment, net	2,861	2,529
Restricted cash, non-current	1,501	—
Other assets	342	825
Total assets	$60,493	$116,250
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,463	$2,643
Accrued expenses and other current liabilities	6,677	9,770
Warrant derivative liability	23,683	52,184
Private placement option liability	26,339	12,094
Current portion of long-term debt	9,585	11,000
Current portion of lease liabilities	781	454
Liabilities held for sale	—	6,273
Total current liabilities	68,528	94,418
Long-term debt, net of deferred issuance costs	17,682	25,717
Long-term lease liabilities	1,005	864
Total liabilities	87,215	120,999
Commitments and contingencies
Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at September 30, 2020 and December 31, 2019, 534,000 shares issued and outstanding at September 30, 2020; 538,000 shares issued and outstanding at December 31, 2019	21,308	21,468
Stockholders’ deficit:
Common stock, $0.01 par value; 80,000,000 and 40,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, 5,127,525 shares issued and 5,059,779 shares outstanding at September 30, 2020; 5,076,593 shares issued and 5,008,846 shares outstanding at December 31, 2019	51	507
Treasury stock: 67,746 shares held at September 30, 2020 and December 31, 2019	(5,056)	(5,056)
Additional paid-in capital	516,858	511,684
Accumulated other comprehensive loss	(353)	(327)
Accumulated deficit	(559,530)	(533,025)
Total stockholders’ deficit	(48,030)	(26,217)
Total liabilities, preferred stock and stockholders' deficit	$60,493	$116,250

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Grants	$—	$103	$—	$2,010
Total revenues	—	103	—	2,010
Operating expenses
Research and development	8,140	14,331	30,346	51,211
General and administrative	4,163	9,209	12,095	24,263
Total operating expenses	12,303	23,540	42,441	75,474
Gain on dispositions, net	—	—	(3,761)	—
Loss from operations	(12,303)	(23,437)	(38,680)	(73,464)
Other income (expense):
Interest income	10	323	392	1,044
Interest expense	(725)	(1,079)	(2,473)	(3,237)
Change in fair value of warrant and private placement option liabilities	12,131	(4,850)	14,256	(4,850)
Other expense	—	(2,989)	—	(2,989)
Total other income (expense)	11,416	(8,595)	12,175	(10,032)
Net loss	$(887)	$(32,032)	$(26,505)	$(83,496)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.18)	$(6.79)	$(5.25)	$(18.21)
Weighted-average shares outstanding, basic and diluted	5,059,779	4,720,895	5,050,603	4,584,592

Net loss	$(887)	$(32,032)	$(26,505)	$(83,496)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(8)	—	48
Foreign currency translation adjustment	36	(23)	(26)	(41)
Comprehensive loss	$(851)	$(32,063)	$(26,531)	$(83,489)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

Three and Nine Months Ended September 30, 2020
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
1-for-10 Reverse Stock Split	—	—	—	(457)	—	—	457	—	—	—
Share-based compensation	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of common stock upon vesting of restricted stock units	—	—	1,045	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,000)	(160)	40,000	1	—	—	159	—	—	160
Comprehensive income	—	—	—	—	—	—	—	17,576	(13)	17,563
Balance, March 31, 2020	534,000	$21,308	5,117,638	$51	(67,746)	$(5,056)	$513,623	$(515,449)	$(340)	$(7,171)
Share-based compensation	—	—	—	—	—	—	1,564	—	—	1,564
Issuance of common stock - Employee Stock Purchase Plan	—	—	9,526	—	—	—	65	—	—	65
Issuance of common stock upon vesting of restricted stock units	—	—	361	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(43,194)	(49)	(43,243)
Balance, June 30, 2020	534,000	$21,308	5,127,525	$51	(67,746)	$(5,056)	$515,252	$(558,643)	$(389)	$(48,785)
Share-based compensation	—	—	—	—	—	—	1,606	—	—	1,606
Comprehensive loss	—	—	—	—	—	—	—	(887)	36	(851)
Balance, September 30, 2020	534,000	$21,308	5,127,525	$51	(67,746)	$(5,056)	$516,858	$(559,530)	$(353)	$(48,030)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

Three and Nine Months Ended September 30, 2019
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	4,424,205	$442	(67,746)	$(5,056)	$493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	—	—	2,136	—	—	2,136
Exercise of stock options	—	—	2,765	—	—	—	70	—	—	70
Issuance of common stock upon vesting of restricted stock units	—	—	2,271	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	135,065	14	—	—	4,611	—	—	4,625
Comprehensive loss	—	—	—	—	—	—	—	(24,528)	79	(24,449)
Balance, March 31, 2019	—	$—	4,564,306	$456	(67,746)	$(5,056)	$500,601	$(445,076)	$(65)	$50,860
Share-based compensation	—	—	—	—	—	—	1,996	—	—	1,996
Exercise of stock options	—	—	221	—	—	—	6	—	—	6
Issuance of common stock - Employee Stock Purchase Plan	—	—	4,000	1	—	—	70	—	—	71
Issuance of common stock upon vesting of restricted stock units	—	—	585	—	—	—	—	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	124,050	12	—	—	4,340	—	—	4,352
Comprehensive loss	—	—	—	—	—	—	—	(26,936)	(41)	(26,977)
Balance, June 30, 2019	—	$—	4,693,162	$469	(67,746)	$(5,056)	$507,013	$(472,012)	$(106)	$30,308
Share-based compensation	—	—	—	—	—	—	1,648	—	—	1,648
Issuance of common stock upon vesting of restricted stock units	—	—	840	—	—	—	—	—	—	—
Issuance of redeemable convertible preferred stock in public offering, net	575,000	22,944	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(33,500)	(1,336)	335,000	34	—	—	1,302	—	—	1,336
Comprehensive loss	—	—	—	—	—	—	—	(32,032)	(31)	(32,063)
Balance, September 30, 2019	541,500	$21,608	5,029,002	$503	(67,746)	$(5,056)	$509,963	$(504,044)	$(137)	$1,229

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,505)	$(83,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	4,493	5,762
Depreciation and amortization expense	1,229	5,479
Change in fair value of warrant and private placement option liabilities	(14,256)	4,850
(Gain) loss on dispositions, net	(3,761)	4
Amortization of discount on investment securities, net	—	(29)
Amortization of right-of-use assets	297	996
Accretion of lease liability	371	590
Amortization of deferred issuance costs	550	662
Expense of issuance costs on warrants and private placement option	—	3,047
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	178	581
Prepaid expenses and other assets	103	(1,524)
Accounts payable	(1,345)	(2,474)
Accrued liabilities and other	(4,629)	2,727
Deferred revenue	—	(2,010)
Net cash used in operating activities	(43,275)	(64,835)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	45,229
Proceeds from sale of property and equipment, net	14,909	—
Purchases of property and equipment	(807)	(554)
Net cash provided by investing activities	14,102	44,675
Cash flows from financing activities:
Payment on debt	(10,000)	—
Proceeds from issuance of common stock in a public offering, net	—	8,977
Proceeds from issuance of redeemable convertible preferred stock in a public offering, net	—	22,944
Proceeds from issuance of warrants in a public offering, net	—	30,995
Proceeds received from private placement option, net	—	11,254
Proceeds from issuance of stock from employee stock purchase plan	65	71
Proceeds from exercise of stock options	—	76
Payment on financing lease obligations	(56)	(30)
Net cash (used in) provided by financing activities	(9,991)	74,287
Effect of exchange rate changes on cash	(26)	(41)
Net change in cash, cash equivalents, and restricted cash	(39,190)	54,086
Cash, cash equivalents and restricted cash at beginning of period	93,816	48,668
Cash, cash equivalents and restricted cash at end of period	$54,626	$102,754

Supplemental cash flow information:
Cash paid during the period for interest	$1,973	$2,611
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payables and accrued liabilities	$859	$—
Leasehold improvements paid by landlord	$113	$—
Conversion of redeemable preferred stock into common stock	$160	$1,336
Reclassification of property and equipment, net to assets held for sale	$199	$—
Accrued issuance costs for public offering	$—	$210
Financing leases incurred for equipment	$—	$167

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Bellicum Pharmaceuticals, Inc. (“Bellicum”) is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. Bellicum is devoting substantially all of its present efforts to developing next-generation product candidates in areas of cellular immunotherapy, including CAR-T therapy.

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

The accompanying interim condensed financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. As of September 30, 2020, and December 31, 2019, the Company had an accumulated deficit of $559.5 million and $533.0 million, respectively.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2020 as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2019.
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

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the three and nine month periods ended September 30, 2020, the Company did not incur expenses or recognize revenue for work performed under the CPRIT grant. During the three and nine month periods ended September 30, 2019, the Company incurred expenses and recognized revenue of $0.1 million and $2.0 million, respectively, for work performed under the CPRIT grant.

The CPRIT Agreement was due to expire on February 29, 2020, but was terminated early by the Company on January 31, 2020. Upon termination of the CPRIT Agreement, the Company reclassified the remaining unexpended award proceeds of $0.8 million from deferred revenue to accrued liabilities. During the nine months ended September 30, 2020, the Company returned the remaining unexpended award proceeds to CPRIT and released the accrued liability.

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

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$53,125	$91,028
Restricted cash, current	—	2,788
Restricted cash, non-current	1,501	—
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$54,626	$93,816

In addition to the restricted cash held and released by CPRIT, there was $1.1 million of restricted cash as of December 31, 2019 in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the funds was subject to the authorized completion of certain aspects of the manufacturing improvements. The funds were released during the nine months ended September 30, 2020.
In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash, non-current. The funds are required to be held for a period of up to 18 months subsequent to the April 14, 2020 closing date.
Dispositions and Derecognition of Liabilities
Disposition of Assets and Liabilities Held for Sale
In 2019, the Company completed the buildout of manufacturing space at its leased headquarters in Houston, Texas and began in-house clinical supply manufacturing. The facility included capacity far in excess of the Company's anticipated current and near-term manufacturing needs and management decided to seek a partner for the facility with the goal of reducing the Company's costs while maintaining dedicated cell therapy manufacturing capacity to support the Company's product candidates.
The disposal of the assets and liabilities of such facility was completed on April 14, 2020, at a purchase price of $15.0 million. The disposal group consisted of property and equipment, net of $12.0 million, right-of-use assets of $4.8 million, current portion of lease liabilities of $1.4 million and long-term lease liabilities of $4.6 million. During the nine month period ended September 30, 2020, the Company recognized a net gain of $3.8 million in connection with the disposal, which is presented within Gain on dispositions, net within the accompanying condensed consolidated statements of operations and comprehensive loss. The primary reason for the disposal was to reduce the Company's fixed operating expenses by transitioning from an in-house clinical supply manufacturer to a third party manufacturer.
Derecognition of Liabilities
On September 15, 2020, the Company suspended the Miltenyi supply agreement that had previously obligated the Company to remit a payment that was recorded within accrued expenses and other current liabilities of the accompanying condensed consolidated balance sheets. During the three and nine month periods ended September 30, 2020, the Company recognized a gain of $1.1 million in connection with the derecognition of this liability, which is presented within research and development within the accompanying condensed consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued payroll	$2,237	$2,032
Accrued patient treatment costs	951	1,162
Accrued manufacturing costs	408	2,230
Accrued professional services	584	654
Accrued construction costs	694	—
Accrued obligations under material supply agreements	—	1,121
Accrued other	1,803	2,571
Total accrued expenses and other current liabilities	$6,677	$9,770

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

Equity Issuance Costs
Equity issuance costs represent costs paid to third parties in order to obtain equity financing. The costs related to preferred and common stock have been offset against the proceeds of the equity issuances.
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

	September 30, 2020	September 30, 2019
Common Stock Equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	5,340,000	5,415,000
Warrants to purchase common stock	5,750,000	5,750,000
Private placement option	9,675,000	9,675,000
Options to purchase common stock	1,142,470	701,020
Unvested shares of restricted stock units	182,227	16,609
Total common stock equivalents	22,089,697	21,557,629

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

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis:

	Fair Value at September 30, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds and treasury bills	$48,259	$—	$—	$77,170	$—	$—
Total cash equivalents	$48,259	$—	$—	$77,170	$—	$—

As of September 30, 2020, the $1.5 million of restricted cash, non-current, on the Company's balance sheet is held in a money market fund.

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of September 30, 2020, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

The fair value of the warrants has been estimated with the following weighted-average assumptions:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.33%	1.83%
Volatility of underlying stock price	90.00%	78.67%
Expected term (years)	5.89	6.64

The fair value of the private placement option has been estimated with the following weighted-average assumptions:

September 30, 2020
Risk-free interest rate	0.55%
Volatility of underlying stock price	90.00%
Expected term (years)	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis:

	Fair Value at September 30, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$23,683	$—	$—	$52,184
Private placement option liability	—	—	26,339	—	—	12,094
Total fair value	$—	$—	$50,022	$—	$—	$64,278

The ending balance of the Level 3 financial instruments presented above represents management's best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company determines whether an arrangement is a lease at its inception. Operating leases relate primarily to office and laboratory space with remaining lease terms of approximately two to three years. If operating leases include options to extend the lease term, management will consider the options in determining the lease term used to establish the Company's ROU assets and lease liabilities.

The Company entered into a lease agreement for office and laboratory space in Houston, Texas commencing in July 2020 and expiring in 2023. The Company recorded ROU assets of $0.5 million and a corresponding lease liability of $0.6 million upon lease commencement. The Company received a construction allowance of $0.1 million which was capitalized as leasehold improvements during the three and nine months ended September 30, 2020.

As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate based on the information available at lease commencement date was used to determine the present value of lease payments.

Components of lease cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of leased asset	$18	$18	$54	$42
Interest on lease liabilities	5	7	17	17
Operating lease cost	169	594	668	1,587
Short-term lease cost	235	—	476	47
Total lease cost	$427	$619	$1,215	$1,693

September 30, 2020
Weighted-average remaining lease term:
Operating leases	2.43 years
Finance leases	1.66 years
Weighted-average discount rate:
Operating leases	11.55%
Finance leases	13.18%

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$827	$1,741
Operating cash flows from finance leases	17	17
Financing cash flows from finance leases	56	30
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$597	$2,263

Maturities of lease liabilities by year for leases are as follows:

(in thousands)	Operating Leases	Financing Leases
2020	$279	$24
2021	757	90
2022	571	39
2023	286	—
2024 and beyond	—	—
Total lease payments	1,893	153
Less: Imputed interest	(244)	(16)
Present value of lease liabilities	$1,649	$137

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

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, have been recorded as deferred issuance costs, which offset long-term debt on the Company's condensed consolidated balance sheet. The deferred issuance costs are being amortized over the term of the loan as interest expense using the effective interest method. Interest expense of amortized deferred issuance costs included $0.2 million and $0.2 million during the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.7 million during the nine months ended September 30, 2020 and 2019, respectively. The interest rate on amounts borrowed under the Oxford Loan Agreement was 10.98% at September 30, 2020.

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

The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended September 30, 2020:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2019	$52,184	$12,094	$64,278
Change in fair value	(28,501)	14,245	(14,256)
Balance, September 30, 2020	$23,683	$26,339	$50,022

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 preferred stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 534,000 shares of Series 1 preferred stock issued and outstanding as of September 30, 2020. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of September 30, 2020.

As of September 30, 2020, the Company classified the Series 1 preferred stock within mezzanine equity, as the Series 1 preferred stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

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

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2020:

Options and Inducement Awards
Outstanding at December 31, 2019	567,842
Granted	676,595
Exercised	—
Forfeited	(101,967)
Outstanding at September 30, 2020	1,142,470
Exercisable at September 30, 2020	350,622

The following table summarizes the stock award activity for all stock plans during the nine months ended September 30, 2020:

Restricted Stock Awards and Units
Outstanding at December 31, 2019	6,359
Granted	207,547
Vested	(2,309)
Forfeited	(29,370)
Outstanding at September 30, 2020	182,227

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "ESPP") provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. During the nine-month periods ended September 30, 2020 and 2019 there were 9,526 and 4,000 shares purchased by the ESPP, respectively.

A summary of activity within the ESPP follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Deductions from employees	$116	$113
Share-based compensation expense recognized	70	75
Remaining share-based compensation expense	113	116

As of September 30, 2020, there were 23,937 shares available for issuance under the ESPP.

Share-Based Compensation Expense

The fair value of option grants is determined using the Black-Scholes option-pricing model and has been estimated with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.18%	2.24%
Volatility	81.78%	72.10%
Expected life (years)	6.03	6.04
Expected dividend yield	—	—

Share-based compensation expense by classification for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Research and development	$668	$761	$1,877	$2,784
General and administrative	938	873	2,616	2,978
Total	$1,606	$1,634	$4,493	$5,762

At September 30, 2020, total compensation cost not yet recognized was $8.1 million and the weighted-average period over which this amount is expected to be recognized is 2.2 years.

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

NOTE 9 - SUBSEQUENT EVENTS

Equity Offering

In November 2020, the Company closed an underwritten offering of 1,040,000 shares of its common stock, pre-funded warrants to purchase 3,109,378 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 4,149,378 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $6.025 and $6.024 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at an exercise price of $6.50 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company were approximately $25.0 million before deducting underwriting discounts and commissions and other offering expenses.

Restructuring

In October 2020, the Board of Directors of the Company approved a restructuring plan that will focus the business efforts on its clinical GoCAR-T® product candidates. The company plans to pause development of its BCMA GoCAR-NK program and will initiate a reduction in force.

The Company has a severance plan for affected employees. The reduction in force includes 54 employees by the end of 2020, which represented approximately 79% of its workforce as of October 29, 2020, the date affected employees were notified. The Company incurred a severance-related charge totaling approximately $2.5 million that will be recorded in the fourth quarter of 2020. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring plans.

Oxford Loan Agreement

In October 2020, the Company entered into an agreement for the early settlement of all debt obligations under the Oxford Loan Agreement. The Company remitted payment of $27.4 million, which included full repayment of the outstanding principal balance, the Oxford Final Payment Fee, and accrued interest.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies. We are designing new treatments for various forms of cancer, including both hematological cancers and solid tumors. We are advancing CAR-T cell therapies, which are an innovative approach in which a patient’s or donor’s T cells are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We genetically introduce these molecular switches into immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the CAR-T cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the CAR-T cells. Each of our product candidates incorporates one or both switches, for enhanced, real time control of efficacy and safety:

•The inducible MyD88/CD40 (iMC) activation switch that is incorporated into our GoCAR-T product candidates is designed to enhance CAR-T therapies by augmenting multiple mechanisms of action, including: 1) boosting effector cell proliferation; 2) enhancing functional persistence by resisting exhaustion and inhibitory signals found in the tumor microenvironment; and 3) stimulating the cancer patient’s own immune system to intensify tumor killing. Unlike other CAR-T therapies that can behave unpredictably due to their autonomous activity, GoCAR-T antitumor effects are controlled through scheduled administration of rimiducid. In the event of severe side effects, GoCAR activity can be attenuated by extending the interval between rimiducid doses or suspending further rimiducid administration.

•Our CaspaCIDe™ safety switch (also known as inducible Caspase-9, or iC9) is designed to be inactive unless the patient experiences a serious side effect (e.g., CRS, neurologic toxicities or off-tumor / on-target toxicities). In that event, rimiducid or temsirolimus (depending on the design of the product candidate) is administered to induce Caspase-9 and eliminate the cells, with the goal of attenuating the therapy and resolving the serious side effect.

•Some of our product candidates are “dual-switch” GoCAR-Ts that are designed to provide a user-controlled system for managing proliferation, persistence and safety of tumor antigen-specific CAR-T cells by incorporating both our iMC and CaspaCIDe switches.

By incorporating our novel switch technologies, we are developing product candidates with the potential to elicit positive clinical outcomes and ultimately change the treatment paradigm in various areas of cellular immunotherapy. Our most advanced programs are described below.

•BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with metastatic castration-resistant prostate cancer and metastatic pancreatic cancer expressing PSCA is ongoing.

•BPX-603 is an autologous dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is our first dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. We received clearance by the U.S. Food and Drug Administration (FDA) of our investigational new drug application (IND) for BPX-603 and expect to initiate a Phase 1/2 clinical trial later this year.

•Rivo-cel (rivogenlecleucel, formerly known as BPX-501), is an allogeneic T cell product candidate containing our proprietary CaspaCIDe safety switch that is intended to improve outcomes when administered after hematopoietic stem cell transplantation in the treatment of hematologic malignancies and inherited blood disorders. We are pursuing a strategic partner for rivo-cel to assume future development and commercialization responsibilities. Concurrently, we have reduced and expect to continue to reduce our rivo-cel related activities.

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

We have implemented measures designed to protect the health and safety of our workforce, including a mandatory work-from-home policy for employees who can perform their jobs offsite. We are taking a number of additional precautionary measures to protect employees who must perform their jobs on-site. We believe that the measures we are implementing are appropriate and are helping to reduce transmission of COVID-19, and we will continue to monitor and comply with guidance from governmental authorities and adjust our activities as appropriate.

We are continuing to closely monitor the impact of the COVID-19 pandemic on our business.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2020	2019		2020	2019
Revenues	$—	$103	$(103)	$—	$2,010	$(2,010)
Operating expenses:
Research and development	8,140	14,331	(6,191)	30,346	51,211	(20,865)
General and administrative	4,163	9,209	(5,046)	12,095	24,263	(12,168)
Total operating expenses	12,303	23,540	(11,237)	42,441	75,474	(33,033)
Gain on dispositions, net	—	—	—	(3,761)	—	(3,761)
Loss from operations	(12,303)	(23,437)	11,134	(38,680)	(73,464)	34,784
Other income (expense):
Interest income	10	323	(313)	392	1,044	(652)
Interest expense	(725)	(1,079)	354	(2,473)	(3,237)	764
Change in fair value of warrant and private placement option liabilities	12,131	(4,850)	16,981	14,256	(4,850)	19,106
Other expense	—	(2,989)	2,989	—	(2,989)	2,989
Total other income (expense)	11,416	(8,595)	20,011	12,175	(10,032)	22,207
Net loss	$(887)	$(32,032)	$31,145	$(26,505)	$(83,496)	$56,991

Revenues

The decrease in revenues for the three and nine months ended September 30, 2020, compared to the same periods last year, was due to a $0.1 million and $2.0 million decrease in grant revenues, respectively, due to the termination of the CPRIT grant on January 31, 2020.

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended September 30, 2020, compared to the same period last year, was primarily due to reduced expenses related to reduced rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2019, partially offset by an increase in expenses related to our GoCAR program. This resulted in a $1.5 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $3.6 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense decreased $1.1 million due to the manufacturing facility and related laboratories and office space meeting the accounting standards criteria for assets held for sale, which was then disposed of in April 2020.

The decrease in R&D expenses for the nine months ended September 30, 2020, compared to the same period last year, was primarily due to reduced expenses related to reduced rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2019, partially offset by an increase in expenses related to our GoCAR program. This resulted in a $7.9 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $9.7 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense decreased $3.3 million due to the manufacturing facility and related laboratories and office space meeting the accounting standards criteria for assets held for sale, which was then disposed of in April 2020.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended September 30, 2020, compared to the same period last year, was primarily due to the reduction in rivo-cel related commercialization activities that reduced charges by $4.8 million as well as the effects of the aforementioned reduction in force that reduced employee-related charges by $0.3 million.

The decrease in G&A expenses for the nine months ended September 30, 2020, compared to the same period last year, was primarily due to the reduction in rivo-cel related commercialization activities that reduced charges by $11.1 million as well as the effects of the aforementioned reduction in force that reduced employee-related charges by $1.1 million.

Gain on dispositions, net

The increase in gain on dispositions, net, for the nine months ended September 30, 2020, compared to the same period last year, was primarily due to the disposal of the clinical supply manufacturing facility to M.D. Anderson.

Other Income (Expense)

Other income (expense) primarily consists of interest expense, partially offset by interest income, and changes in fair values of our warrant liability and the private placement option, which are remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant liability and private placement option, the Company may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants and options.

The increase in other income for the three months ended September 30, 2020, compared to the same period last year, was primarily due to a $12.1 million gain recognized from the change in fair value of our warrant and private placement option liabilities. The gain recognized during the three months ended September 30, 2020 was driven primarily by a decrease in our stock price over the period.

The increase in other income for the nine months ended September 30, 2020, compared to the same period last year, was primarily due to a $14.3 million gain recognized from the change in fair value of our warrant and private placement option liabilities. The gain recognized during the nine months ended September 30, 2020 was driven primarily by a decrease in our stock price over the period.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we had cash, cash equivalents, and restricted cash of $54.6 million and net cash used in operations of approximately $43.3 million for the nine months ended September 30, 2020.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue, for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the date the accompanying interim financial statements are issued.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 was $43.3 million compared to $64.8 million for the same period last year. The changes in cash flow from operating activities during the nine months ended September 30, 2020 were due to $26.5 million of net losses, a non-cash gain of $3.8 million recognized on the disposition of assets and liabilities, a non-cash gain of $14.3 million recognized from the change in the derivative warrant and private placement option fair value liability and a $5.7 million decrease from changes in operating assets and liabilities. This was partially offset by $4.5 million of share-based compensation, $1.2 million of depreciation expense, $0.7 million ROU amortization and lease liability accretion, and $0.6 million of deferred financing cost amortization.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 was $14.1 million compared to $44.7 million for the same period last year. The changes in cash flow from investing activities during the nine months ended September 30, 2020 was due to $14.9 million net proceeds received from the sale of property and equipment, partially offset by $0.8 million for the purchases of property and equipment. Cash provided by investing activities for the same period last year was due to $45.2 million of proceeds from the sale of investment securities, partially offset by $0.6 million for the purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 was $10.0 million due to principal debt repayments compared to net cash provided by financing activities of $74.3 million for the same period last year primarily due to $53.9 million net proceeds from the issuance of redeemable convertible preferred stock and warrants, $11.3 million net proceeds from the private placement option, $9.0 million net proceeds from the sale of common stock, and $0.1 million in proceeds from stock option exercises and the sale of common stock under the employee stock purchase plan.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive, Principal Financial and Principal Accounting Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
We are a clinical stage biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of September 30, 2020, we had an accumulated deficit of $559.5 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of September 30, 2020, we had cash, cash equivalents and restricted cash of approximately $54.6 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, cash equivalents and restricted cash are expected to be sufficient to fund our operating expenses and capital expenditure requirements through one year from the financial statement issuance date.

We will need to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. In addition, the securities purchase agreement for our August 2019 private placement transaction requires us to obtain investor consent prior to taking a range of corporate financing actions, including issuing equity securities that are senior or pari passu to the Series 3 preferred stock and incurring new debt in excess of $1,000,000. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:
•seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•seek a third party to acquire us or our assets.
If we are unable to raise additional funds on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or implement further reduction of costs for facilities and administration. For example, on October 28, 2020, we announced that we implemented a restructuring plan, which includes, among other things, a 79% reduction in staff, from 68 to 14 full-time employees, by the end of 2020 and discontinuation of discovery research and new product development. We expect to incur severance expenses of $2.5 million in connection with our reduction in force. Furthermore, on October 30, 2020, we also paid down in full our loan agreement with Oxford Finance, LLC, using cash on hand, in the amount of $27.4 million in principal plus applicable fees and accrued interest. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
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

A Phase 1 clinical trial is ongoing for BPX-601 for the treatment of pancreatic cancer and prostate cancer. We are preparing to initiate a clinical trial for BPX-603 in HER2-positive solid tumors. We may not be able to commence clinical trials in the time frames we expect. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. For example, in October 2020, we announced that the first four patients treated with BPX-601 followed by repeat rimiducid dosing showed evidence of rimiducid-mediated CAR-T cell activation but clinically meaningful efficacy as measured by RECIST criteria was not observed. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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
Adoptive cell therapy with autologous T cells is associated with a range of potentially severe immune-mediated adverse effects. In third party clinical trials involving CAR-T cells, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR-T cells were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR-T cells.
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

Specifically, genetically engineering T cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kiadis Pharma B.V., Kuur Therapeutics, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, and Ziopharm Oncology.

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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.
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
On October 29, 2020, we implemented a restructuring plan that includes a reduction in our staff from 68 to 14 full-time employees by the end of 2020. This reduction in our staff includes our Chief Financial Officer, our Chief Legal and Strategy Officer and various scientific personnel. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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
We are reliant on a third party to manufacture our clinical product candidates and may not be able to secure adequate manufacturing capacity.

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
The use of engineered T cells as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Many factors will influence whether our product candidates are accepted in the market, including:
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

3.1
Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant and the Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2020)

3.2
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of Bellicum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019).

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

10.1*	Amended and Restated License Agreement, dated March 7, 2011, by and between the Registrant and ARIAD Pharmaceuticals, Inc.

10.2*	Omnibus Amendment Agreement, dated October 3, 2014, by and between Registrant and ARIAD Pharmaceuticals, Inc.

10.3*	Exclusive License Agreement, dated March 20, 2008, by and between the Registrant and Baylor College of Medicine.

10.4*	Exclusive License Agreement, dated June 27, 2010, by and between the Registrant and Baylor College of Medicine.

10.5*	Cancer Research Grant Contract, dated July 27, 2011, by and between the Registrant and the Cancer Prevention and Research Institute of Texas.

10.6*	Exclusive License Agreement, effective November 1, 2014, by and between the Registrant and Baylor College of Medicine.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*
Certain portions of this exhibit (indicated by “[…***…]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: November 5, 2020	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ Atabak Mokari
Atabak Mokari
Chief Financial Officer

Date: November 5, 2020	By:	/s/ David E. Strauss
David E. Strauss
Principal Accounting Officer