Form 10-K
period 2020-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2021-03-31
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 001-36783

Bellicum Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-1450200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3730 Kirby Drive, Suite 1200, Houston, TX                      77098
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the common stock as reported on The Nasdaq Capital Market as of June 30, 2020 was $31,731,375. Shares of the Registrant's common stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from such calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 22, 2021, there were 8,318,273 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2020.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the success, cost and timing of our product development activities and clinical trials;
•our ability to advance Chemical Induction of Dimerization, or CID, CID-based technologies, including CaspaCIDe and GoCAR-T;
•our ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
•our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•the commercialization of our product candidates, if approved;
•our plans to research, develop and commercialize our product candidates;
•our ability to attract collaborators with development, regulatory and commercialization expertise and the success of any such collaborations;
•future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•the rate and degree of market acceptance of our product candidates;
•regulatory developments in the United States, or U.S., and foreign countries;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our use of cash and other resources; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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

Summary of Risk Factors
There are a number of risks related to our business and our securities. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as we as other risks that we face, can be found in this report on Form 10-K in Item 1A entitled "Risk Factors"

•We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur net losses in the future.

•We will require significant funding to complete the development and commercialization of our product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.

•Many of our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.

•Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have distribution centers, concentrations of suppliers and sales and marketing teams or other business operations.

•If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

•We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

•If our efforts to protect the proprietary nature of our technologies are not adequate, we may not be able to compete effectively in our market.

•We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

•If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market.

•Our principal stockholders own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.

ITEM 1.  Business
Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies for the treatment of various forms of cancer. We are advancing CAR-T cell therapies, which are an innovative approach in which a patient’s or donor’s T cells are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We genetically introduce these molecular switches into immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the CAR-T cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the CAR-T cells. Each of our product candidates incorporates one or both switches, for enhanced, real time control of efficacy and safety:

•The inducible MyD88/CD40 (iMC) activation switch that is incorporated into our GoCAR-T product candidates is designed to enhance CAR-T therapies by augmenting multiple mechanisms of action, including: 1) boosting effector cell proliferation; 2) enhancing functional persistence by resisting exhaustion and inhibitory signals found in the tumor microenvironment; and 3) stimulating the cancer patient’s own immune system to intensify tumor killing. Unlike other CAR-T therapies that can behave unpredictably due to their autonomous activity, GoCAR-T antitumor effects are controlled through scheduled administration of rimiducid. In the event of severe side effects, GoCAR-T activity can be attenuated by extending the interval between rimiducid doses or suspending further rimiducid administration.

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

•BPX-603 is an autologous dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is our first dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. The first patient was enrolled in a Phase 1/2 trial, called BPX603-201A, in December 2020.

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
CAR-T approaches entail collecting a patient’s or donor’s T cells, genetically modifying them ex vivo, or outside of the body, to incorporate specific receptors which target cancer cells and then infusing the modified cells into the patient. CARs are designed to target antigens on the surface of cancer cells. In early human clinical trials, CAR-T cell therapies have demonstrated an unprecedented ability to achieve complete responses in some hematological cancers, even in patients who have suffered multiple relapses.
While high objective response rates have been reported in some hematological malignancies, CAR-T therapy has shown limited clinical efficacy in solid tumors. This is likely due to poor proliferation and persistence of these cells and to immune suppressive factors found in the tumor microenvironment. In addition, patients treated with CAR-T cell therapies can have serious and sometimes fatal toxicities, which can be caused by high levels of activation of the CAR-T therapy, which can lead to severe cytokine release syndrome, or CRS, and neurologic toxicities. Furthermore, CAR-T therapies have the potential to attack healthy tissues (i.e., “on-target/off-tumor” toxicities) which can also result in death.
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
Our proprietary CID-based product candidates depend on the following signaling molecules to trigger signaling cascades, resulting in different cell activities:
a.iMC: Signaling Molecules for Activation and Proliferation. iMC is also known as inducible MyD88 and CD40. Myeloid differentiation primary response 88, or MyD88, is a protein that has functions in cellular responses to stimuli such as stress, cytokines and bacteria or viruses. CD40 is a co-stimulatory protein found on antigen-presenting cells, such as dendritic cells and B cells and is required for their full activation. Activation of iMC in immune cells, such as T lymphocytes, provides inducible co-stimulation, leading to enhanced cell proliferation and survival. In addition, activation of iMC causes immune cells to secrete pro-inflammatory cytokines and chemokines, and to express co-stimulatory cell surface molecules to potentially modulate the tumor microenvironment and stimulate the patient’s own immune system.

Our GoCAR-T technology incorporates our proprietary iMC activation switch that activates CAR-T cells when triggered by both rimiducid and the targeted antigen expressed on the surface of the cancer cells. Current generation CAR-T constructs consist of a CD3 domain and one or more co-stimulatory molecules that are both activated when the CAR-T binds to the cancer antigen, and therefore, function autonomously following infusion. This reliance on an antigen for activation of the CAR-T cell results in an unpredictable and inherently uncontrollable therapeutic effect. Solid tumor CAR cells, on the other hand, often fail to proliferate or persist at all for more than a few days or weeks and have been largely ineffective. In each situation, the physician has no effective way to intervene to achieve greater consistency once the cells have been administered.

Our GoCAR-T technology is designed to change the current paradigm by placing our proprietary co-activation domain, MC, under rimiducid control. GoCAR-T cells are designed to only be fully activated when exposed to both the cancer cells expressing the target antigen and rimiducid. This separation is designed to control the degree of activation of the CAR-T cells through adjustments to the schedule of rimiducid dosing.

b.CaspaCIDe: Signaling Molecule for Apoptosis. CaspaCIDe is also known as inducible Caspase-9. Caspase-9 is the initiating enzyme in the apoptosis pathway. When activated, the dimerization of CaspaCIDe leads to rapid apoptosis of gene-modified T cells. Because CaspaCIDe is designed to be permanently integrated into our cellular therapies, the safety switch has the potential to be available for use long after the initial therapy is delivered. Moreover, preclinical animal studies demonstrate the ability to modulate the elimination of cells containing CaspaCIDe by different rimiducid doses and schedules (i.e., titrated elimination).

CaspaCIDe has been incorporated into several clinical programs. At the American Society of Hematology Annual Meeting in 2018, we presented data on the administration of rimiducid to trigger CaspaCIDe in 24 patients experiencing graft versus host disease (GvHD) refractory to standard treatments after receiving rivo-cel following stem cell transplantation. The best overall GvHD clinical response after rimiducid administration was 70%, with a median time to response of one day.

On March 4, 2021, we announced the first reported case of the use of CaspaCIDe to mitigate a severe CAR T-mediated adverse event refractory to standard of care treatment. The case report was published ahead-of-print in the digital edition of Blood, a journal published by the American Society of Hematology, detailing a case from an investigator sponsored trial at the University of North Carolina Lineberger Comprehensive Cancer Center of a CD19 CAR-T containing CaspaCIDe. A patient in the study experienced grade 3-4 immune effector cell-associated neurotoxicity syndrome (ICANS) for 72 hours despite standard care. Within 12 hours of rimiducid administration, ICANS grade improved from 3 to 1 and was fully resolved after four days.

Our Active Product Candidates
BPX-601: GoCAR-T for PSCA+ Solid Tumors
We are developing BPX-601, an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. PSCA is an antigen expressed in several solid tumor indications, including prostate and pancreatic cancer. Pre-clinical data show iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with metastatic castration-resistance prostate and pancreatic cancer expressing PSCA is ongoing.
BPX-603: Dual-Switch GoCAR-T for HER2+ Solid Tumors
We are developing BPX-603, which is our first controllable dual-switch autologous GoCAR-T product candidate and incorporates both the iMC activation switch and the CaspaCIDe safety switch. BPX-603 is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. HER2 is a validated antigen for cancer therapies, and academic HER2 CAR-T cell clinical studies have shown evidence of anti-tumor activity. These academic HER2 CAR-T approaches targeting HER2 have been limited by modest clinical efficacy and off-tumor/on-target toxicity. We believe that our dual-switch GoCAR-T technology may be uniquely suited to improve upon these earlier efforts, by driving greater efficacy through iMC activation while enabling clinicians to manage any treatment-emergent toxicities with CaspaCIDe. A Phase 1/2 clinical trial, called BPX603-201A, in patients with metastatic HER2+ solid tumors is ongoing.
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

a.Viral Vectors. We use gamma retrovirus to transduce our product candidates. We believe that gamma retrovirus is optimal for cell transduction given that it is an integrating vector that induces long-term gene expression, exhibits high transduction efficiency, has sufficient capacity for DNA content, and has been extensively and safely used in clinical trials.

b.Genetically Modified Cells. We have designed and refined a proprietary process for cell engineering that has been improved from lab-based open procedures used in academic and research settings to a functionally closed system that is more appropriate for large-scale clinical trials and commercialization. Our systems are designed to be compliant with current guidelines and regulations for cell-based manufacturing in the U.S. and Europe and have been successfully implemented by our third-party manufacturers.

c.Small Molecules. Rimiducid is a synthetic small molecule that has been rationally designed to trigger the proprietary switch proteins in our CID platform. We have separate third-party manufacturers for the active pharmaceutical ingredient, or API, and the finished drug product. Manufacturers of both the API and finished drug product are licensed to manufacture a variety of marketed drugs worldwide and have been selected based on their ability to provide supplies for our clinical trials and future commercialization. In our dual-switch constructs, the small molecule temsirolimus can be used to trigger one of the two switches. Temsirolimus is an approved and commercially available product manufactured and distributed by Pfizer Inc. under the trade name TORISEL.

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
As of December 31, 2020, to our knowledge, our patent estate, on a worldwide basis, includes 179 issued patents, 22 of which are in the U.S., and 78 pending patent applications, 22 of which are in the U.S., which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license. The provisional and pending patent applications and issued patents include composition of matter and method of use claims.
▪We have internally developed technology disclosed in six pending utility patent applications in the U.S., one European granted patent validated in eight countries, 22 pending foreign patent applications, and one pending PCT application which that relate to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2038. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2038.
▪Pursuant to our licenses from Baylor and Ariad, we have exclusive commercial rights to 11 issued U.S. patents expiring in 2024 or later, six pending U.S. utility patent applications, two European granted patents (the first validated in three countries, the second validated in five countries), four issued foreign patents expiring in 2024 or later and three pending patent applications in foreign jurisdictions that relate to our GoCAR-T, rivo-cel and certain of our other technologies. If U.S. patents issue from the currently pending U.S. patent applications, the estimated expiration date of the last to expire patent is 2031. If patents from the currently pending patent applications are issued in foreign jurisdictions, the estimated expiration dates range from 2024 to 2029.
▪Pursuant to our license agreement with Agensys we have exclusive commercial rights for technology to target certain cancer-specific antigens.

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
Cell based treatments for cancer, such as CAR-T therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Our product candidates may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including Adaptimmune, Allogene Therapeutics, Inc., Amgen Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kuur Therapeutics, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precigen Inc., Precision Biosciences, Inc., Sorrento Therapeutics, Inc., Takeda Pharmaceutical Co, and Ziopharm Oncology.
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

a.completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

b.submission to the FDA of an IND, which must become effective before human clinical trials may begin;

c.performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

d.submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

e.satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of HCT/Ps;

f.potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

g.FDA review and approval, or licensure, of the BLA.
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
Human clinical trials for biologic products are typically conducted in three sequential phases that may overlap or be combined:
a.Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
b.Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
c.Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.
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
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual, or for the purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal health care programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between biologic manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.
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
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and require that certain manufacturers and group purchasing organizations report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologists assistants, and certified nurse-midwives.
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
Health Reform

In the United States and some foreign jurisdictions, there have been, and we anticipate there will continue to be, several legislative and regulatory changes and proposed healthcare reform measures with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The PPACA remains subject to challenge, and the U.S. Supreme Court is currently reviewing the constitutionality of the PPACA, although it is unclear when a decision will be reached. Moreover, payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.
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

Employees
As of December 31, 2020, we had 16 employees, all of whom were full-time, 10 of whom were engaged in research and development activities and 6 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve objectives.
The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness program, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working from home.

Corporate Information
We were incorporated in Delaware in July 2004. Our principal executive offices are located at 3730 Kirby Drive, Suite 1200, Houston, Texas and our telephone number is (832) 384-1100. Our corporate website address is www.bellicum.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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
We are a clinical stage biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2020 and 2019, we reported a net loss of $7.7 million and $112.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $540.7 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of December 31, 2020, we had cash, cash equivalents and restricted cash of approximately $37.0 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, cash equivalents and restricted cash are expected to be sufficient to fund our operating expenses and capital expenditure requirements through at least one year from the financial statement issuance date..
We will need to finance future cash needs through public or private equity offerings, debt financings, strategic partnerships and alliances or licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the pandemic. If the disruption persists and/ or deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to fund research and development programs, including discovery research, preclinical and clinical development activities. In addition, the securities purchase agreement for our August 2019 private placement transaction requires us to obtain investor consent prior to taking a range of corporate financing actions, including issuing equity securities that are senior or pari passu to the Series 3 preferred stock and incurring new debt in excess of $1,000,000. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will need to significantly delay, scale back or discontinue the development or commercialization of our product candidates. We also could be required to:
•seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available;
•relinquish or license on unfavorable terms our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•seek a third party to acquire us or our assets.
If we are unable to raise additional funds on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or implement further reduction of costs for facilities and administration. For example, in

October 2020, we announced that we implemented a restructuring plan, which included, among other things, a 79% reduction in staff, from 68 to 14 full-time employees, by the end of 2020 and discontinuation of discovery research and new product development. We have incurred $2.5 million in restructuring expenses, including severance expenses of $1.2 million and the Houston office's impairment of $1.3 million. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
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

A Phase 1/2 clinical trial is ongoing for BPX-601 for the treatment of prostate and pancreatic cancer, and a Phase 1/2 clinical trial for BPX-603 in HER2-positive solid tumors. We may not be able to commence clinical trials in the time frames we expect or we may encounter delays. For example, in December 2020, we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patients deaths in this or any of our clinical trials will not trigger additional clinical holds. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. For example, in October 2020, we announced that the first four pancreatic cancer patients treated with BPX-601 followed by repeat rimiducid dosing showed evidence of rimiducid-mediated CAR-T cell activation but clinically meaningful efficacy as measured by RECIST criteria was not observed. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions in which we have operations or conduct research activities or clinical trials. Such health epidemics could also affect the business or operations of contract manufacturers, raw material suppliers, clinical trial sites, and other third parties with whom we conduct business.

For example, in response to public health directives and orders related to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees and temporarily modified our research operations to comply with applicable social distancing recommendations. The effects of government stay-at-home orders and our related adjustments in our business is likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, we anticipate that the stress of COVID-19 on healthcare systems around the globe may harm our ability to conduct clinical trials in the near term due primarily to the lack of resources at clinical trial sites and the resulting inability to enroll patients in the trials. If patients drop out of our trials, miss scheduled doses or follow-up visits, be unable to undergo specific study procedures such as biopsies, or otherwise fail to follow trial protocols, or if our trials are otherwise disrupted due to COVID-19 or actions taken to slow its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. To date, we have experienced COVID-19-related impacts on screening and enrollment which may impact the speed of enrollment and the timing of data presentations from our ongoing studies. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In fact, in April 2020 M.D. Anderson informed the Company of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. M.D. Anderson subsequently restarted manufacturing but if the pandemic worsens and they again suspend research activities, we may be unable to enroll patients in our ongoing and planned clinical trials until manufacturing resumes at the facility.

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
Specifically, genetically engineering T cells is a competitive endeavor. Multiple companies are engaged in the engineering of T cells, including (but not limited to), Adaptimmune, Allogene Therapeutics, Inc., Amgen Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kuur Therapeutics, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precision Biosciences, Inc., Sorrento Therapeutics, Inc., Takeda Pharmaceutical Co, and Ziopharm Oncology.

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
Pursuant to our restructuring plan announced in October 2020, we have reduced our staff to 10 employees as of March 19, 2021. This reduction in our staff included our Chief Financial Officer, our Chief Legal and Strategy Officer and various scientific personnel. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
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
In August 2019, we completed an underwritten public offering of 575,000 shares of Series 1 preferred stock and warrants to purchase up to 5,750,000 shares of common stock. Concurrent with the public offering we entered into an agreement with certain institutional investors providing for a private placement, pursuant to which we agreed to sell at two or more separate closings, each at the option of the investors and subject to certain conditions, shares of Series 2 preferred stock and warrants to purchase common stock, and shares of Series 3 preferred stock and warrants to purchase common stock, for aggregate gross proceeds of up to $70.0 million. Pursuant to the terms of the securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the occurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not exercise their rights to purchase additional tranches of preferred stock and may not consent to us seeking additional funds through debt or other equity financings. In addition, potential investors in the Company may decline to do so because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.

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
We oversee a complex manufacturing supply chain of cellular therapy product candidates, viral vectors and small molecule drugs.
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
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls; and
•business interruptions resulting from geo-political actions, including war and terrorism, and the impact of the COVID-19 pandemic;.
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
We are actively pursuing a strategic partner for our CaspaCIDe-containing polyclonal T cell product candidate called rivogenleceucel, or rivo-cel. A partner would assume current and future development and commercialization responsibilities for this product candidate on a worldwide basis. Concurrently, we have substantially reduced and will continue to reduce our rivo-cel-related activities and spending. For example, we have closed our UK office, which was established to prepare for commercialization in Europe. If we are unable to identify an appropriate strategic partner or to negotiate and consummate a license agreement with such a partner, it will be impossible to submit the planned Marketing Authorisation Applications, or MAA required to seek approval to commercialize this product candidate in Europe. Such a delay in the process of preparing and submitting the MAA will make it more difficult for us or any possible strategic partner to restart the process in the future and ultimately obtain approval for the product, increasing the likelihood that we may be unable to derive any meaningful revenue from this asset. In addition, we are obligated to continue certain regulatory and clinical activities following conclusion of the rivo-cel clinical trials and if we are unable to identify a strategic partner, we will continue to incur the costs for the internal and external resources required to complete those activities.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we rely on third parties to manufacture our drug substance and product, and because we collaborate with various organizations and academic institutions on the advancement of our technology platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite these contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.
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
•HIPAA, as amended by the Health and Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by such physicians and their immediate family members, and beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives:
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
As of December 31, 2020, we had aggregate U.S. net operating loss carryforwards of approximately $448.3 million, and aggregate U.S. federal and Texas state research and development credits of approximately $12.5 million and $5.3 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act and Cares Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 may be limited to 80% of current year taxable income for years beginning on or after January 1, 2021. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may have experienced one or more ownership changes in the past, including with respect to our August 2019 public offering, and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
Risks Related to Government Regulation
The regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
We have not previously submitted a BLA to the FDA, or similar approval filings to other foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, FDA’s Office of Tissues and Advanced Therapies, or OTAT, has limited experience with combination products that include a small molecule component. Approval of our GoCAR-T product candidates, will likely require this FDA office to consult with other divisions of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such clinical trials are being conducted, the Data Monitoring Committee for such clinical trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in December 2020 we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patients’ deaths in this or any of our clinical trials will not trigger additional clinical holds. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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

There have been executive judicial and Congressional challenges to other aspects of the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.
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
Risks Related to Ownership of our Common Stock
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market.
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

If we are unable to continue to meet the requirements for listing on the Nasdaq Capital Market and our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

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
Our principal stockholders own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.
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

ITEM 1B.  Unresolved Staff Comments
None.

ITEM 2.  Properties
As of December 31, 2020, the Company leased the following principle physical properties:

Location	Facilities
Houston, Texas	28,345 square feet for administrative and research and development activities
South San Francisco	13,943 square feet for office space
Leases for these leased facilities expire in the years 2022 and 2023. We believe our facilities are suitable and adequate for our current needs, and that we will be able to locate additional facilities as needed.

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
Our common stock is currently listed on The Nasdaq Capital Market under the symbol "BLCM".
Holders of Record
As of March 22, 2021, there were approximately 14 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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
Recent Sales of Unregistered Securities
None.

ITEM 6.  Selected Financial Data

We have elected to comply with Item 301 of Regulations S-K, as amended February 10, 2021, and are omitting this disclosure in reliance thereon.

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

Overview
We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies for various forms of cancer. We are advancing CAR-T cell therapies which are an innovative approach in which a patient’s or donor’s T cells, are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies. For additional information about our business, and candidate development programs, see the discussions contained within “Item 1. Business” in this Annual Report.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019	Change
Revenues	$500	$7,143	$(6,643)
Operating expenses:
Research and development	39,052	64,535	(25,483)
General and administrative	15,531	29,972	(14,441)
Total operating expenses	54,583	94,507	(39,924)
Other operating income (expense)
Impairment	(1,265)	—	(1,265)
Gain on dispositions, net	3,656	—	3,656
Total other operating income (expense)	2,391	—	2,391
Loss from operations	(51,692)	(87,364)	30,890
Other income (expense):
Interest income	387	1,351	(964)
Interest expense	(2,659)	(4,280)	1,621
Change in fair value of warrant and private placement option liabilities	46,130	(19,192)	65,322
Gain on extinguishment of debt	112	—	112
Other expense	—	(2,992)	2,992
Total other income (expense)	43,970	(25,113)	69,083
Net loss	$(7,722)	$(112,477)	$99,973

Revenues
The Company's decrease for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due to the Company receiving $0.5 million related to maintenance of its license agreement with the MD Anderson Cancer Center supporting the ongoing use of its CaspaCIDe safety switch as its only source of revenue. In the year ended December 31, 2019, the Company received the initial $5 million licensing fee from the same agreement and unrelated grant revenue.
Research and Development Expenses (R&D)
The decrease in R&D expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due to reduced expenses related to rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of the year ended December 31, 2019, partially offset by an increase in expenses related to our GoCAR-T programs. This resulted in $9.0 million reduction in salaries, benefits, travel, and share based compensation related charges and a $12.2 million reduction in general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense decreased $4.3 million due to the manufacturing facility and related laboratories and office space meeting the accounting standards criteria of assets held for sale, which were then disposed of in April 2020.
General and Administrative Expenses (G&A)
The decrease in G&A expenses for the year ended December 31, 2020, compared to the year ended December 31, 2019, was primarily due the reduction in rivo-cel related commercialization activities that reduced charges by $13.7 million as well as the aforementioned reduction in force that reduced employee related charges by $0.7 million.
Impairment

In October 2020, in connection with the Company's restructuring plan, our management elected to seek an exit to its leased R&D facility in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets included a right-of-use asset of $0.5 million, and property plant and equipment of $2.3 million. Based on the cost to exit the lease and the net realizable value of the related assets the Company recognized an impairment charge of $1.3 million in the year ended December 31, 2020.
Gain on dispositions, net
The increase in gain on dispositions, net for the year ended December 31, 2020 over the prior year was primarily due to the disposal of the manufacturing facility to M.D. Anderson in April 2020.
Other Income (Expense)

Other income primarily consists of changes in the fair value of our warrant liability and the private placement option liability, partially offset by interest expense.

For the year ended December 31, 2020, the Company had other income of $43.9 million versus the year ended December 31, 2019, total other expense of $25.1 million. The difference is primarily attributable to $46.1 million gain related to the changes in fair value of our warrant and private placement option liabilities, which are remeasured at each reporting period, and a reduction in interest expense to $2.6 million with the early retirement of the Oxford Loan.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2020, we had an accumulated deficit of approximately $540.7 million, a net loss of approximately $7.7 million, negative cash flows from operations of approximately $56.7 million, and cash, cash equivalents, and restricted cash of $37.0 million.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory services, clinical trial costs, legal and other regulatory expenses and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next twelve months from the date the accompanying annual financial statements are issued.

We plan to continue to attempt to obtain financing and/or engage in strategic transactions, but we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

On August 16, 2019, we entered into an underwritten public offering of 575,000 shares of our Series 1 Preferred Stock and warrants to purchase up to 5,750,000 shares of our common stock. Each share of Series 1 Preferred Stock was sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. The net proceeds to us were approximately $53.9 million, net of issuance costs, and excluded any proceeds that we may receive upon exercise of the warrants.

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

On January 17, 2020, we entered into an Asset Purchase Agreement with The University of Texas M.D. Anderson Cancer Center, as amended by the First Amendment to Asset Purchase Agreement dated February 21, 2020, in connection with the sale of certain of our assets. Pursuant to the Asset Purchase Agreement, we agreed to sell to M.D. Anderson certain assets and liabilities relating to our manufacturing facility and related laboratories and office space located at 2130 W. Holcombe Blvd., Houston, Texas 77030. On April 14, 2020, we completed the Asset Sale. Upon closing of the Asset Sale, M.D. Anderson paid us an amount equal to $15.0 million, subject to certain escrow provisions and a reduction for prepayment of rent under an associated sublease agreement.

In November 2020, we closed an underwritten offering of 1,040,000 shares of common stock, pre-funded warrants to purchase 3,109,378 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 4,149,378 shares of common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $6.025 and $6.024 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at an exercise price of $6.50 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to us were approximately $25.0 million before deducting underwriting discounts and commissions and other offering expenses.

Cash Flows
Operating Activities
Net cash used in operating activities during the year ended December 31, 2020, was $56.7 million compared to $77.6 million for the same period last year. The primary operating activities during the year ended December 31, 2020, were (1) $7.7 million of net losses and (2) a $8.2 million decrease from changes in operating assets and liabilities, (3) a $46.1 million change in fair market value of warrant derivative and private placement option liabilities, and (4) $3.6 million of gain on dispositions, net. These activities were partially offset by non-cash charges from impairment of property and equipment of $1.4 million and other smaller non-cash charge items.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2020, was $14.1 million compared to $48.9 million for the same period last year. The net cash provided by investing activities during the year ended December 31, 2020, was primarily due to proceeds of $14.7 million from the sale certain assets in the transaction with M.D. Anderson during 2020. The cash increase was partially offset by purchases of property and equipment of $0.6 million.

Financing Activities
Net cash used in financing activities during the year ended December 31, 2020, was $14.2 million compared to $74.1 million provided for the same period last year. The net cash used in financing activities during the year ended December 31, 2020, was primarily due to the principal payments and the subsequent early retirement of debt totaling $37.1 million partially offset by proceeds from the issuance of common stock and pre-funded warrants, net in the amount of $22.9 million.

Debt

In October 2020, we executed a payoff letter to repay in full outstanding indebtedness and terminate all commitments and obligations under our Loan and Security Agreement, dated December 21, 2017, as amended, with Oxford Finance LLC. Pursuant to the payoff letter, we remitted payment of $27.4 million.

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
Private Placement Option
The Company has entered into a security purchase agreement that contains a call option on preferred shares that are puttable outside the control of the Company. The Company accounts for the option in accordance with ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities ("ASC 815"). The Company estimates the fair value of the liability using a binomial lattice model. The model is sensitive to changes to certain inputs. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its private placement option derivative.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We had cash, cash equivalents and marketable securities totaling $37.0 million and $93.8 million at December 31, 2020 and 2019, respectively. Our cash is deposited in checking accounts with reputable financial institutions. The primary objective of our investment activities, of our cash equivalents and marketable securities, is to preserve our capital to fund our operations. We seek to realize income from our investments without assuming significant risk and we do not enter into investments for trading or speculative purposes.

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

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2020:

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bellicum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bellicum Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Private placement option liability and warrant liability valuation of Bellicum Pharmaceuticals

Description of the Matter
The Company’s warrant derivative liability and the private placement option liability are remeasured at fair value on each balance sheet date and are valued at $10.3 million and $7.8 million, respectively, as of December 31, 2020. As explained in Note 2 to the consolidated financial statements, the Company holds freestanding warrants that are exercisable for multiple underlying instruments that are potentially redeemable, and the Company is a party to a private placement option security purchase agreement that contains a call option on preferred shares that are puttable outside the control of the Company.

Auditing management’s calculation of estimated fair value remeasurements of the warrant derivative liability and private placement option liability was complex and judgmental due to the use of a complex valuation model and the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate a volatility assumption at December 31, 2020.

How We Addressed the Matter in Our Audit
Our substantive audit procedures included, among others, evaluating the methodology and testing the significant assumption stated above and the accuracy and completeness of the underlying data used in management’s warrant derivative liability and private placement option liability valuation assessments. To test the volatility, we compared the assumption to historical information and performed a sensitivity analysis to evaluate the impact of changes in the fair value estimate that would result from changes in the underlying assumption. We also involved our valuation specialists to assist in the evaluation of the complex valuation model and the volatility assumption in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Houston, Texas
March 30, 2021

Bellicum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,495	$91,028
Restricted cash	1,501	2,788
Accounts receivable, interest and other receivables	2	303
Prepaid expenses and other current assets	802	884
Assets held for sale	1,643	16,851
Total current assets	39,443	111,854
Operating lease right-of-use assets	645	1,042
Property and equipment, net	189	2,529
Other assets	307	825
Total assets	$40,584	$116,250
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$891	$2,643
Accrued expenses and other current liabilities	4,165	9,770
Warrant derivative liability	10,345	52,184
Private placement option liability	7,803	12,094
Current portion of long-term debt	—	11,000
Current portion of lease liabilities	825	454
Liabilities held for sale	672	6,273
Total current liabilities	24,701	94,418
Long-term debt, net of deferred issuance costs	—	25,717
Long-term lease liabilities	344	864
Total liabilities	25,045	120,999
Commitments and contingencies
Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at December 31, 2020 and December 31, 2019, 452,000 shares issued and outstanding at December 31, 2020, 538,000 shares issued and outstanding at December 31, 2019	18,036	21,468
Stockholders’ deficit:
Common stock, $0.01 par value; 80,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 8,385,650 shares issued and 8,317,904 shares outstanding at December 31, 2020; 5,076,593 shares issued and 5,008,846 shares outstanding at December 31, 2019	84	507
Treasury stock: 67,746 shares held at December 31, 2020 and December 31, 2019	(5,056)	(5,056)
Additional paid-in capital	543,561	511,684
Accumulated other comprehensive loss	(339)	(327)
Accumulated deficit	(540,747)	(533,025)
Total stockholders’ deficit	(2,497)	(26,217)
Total liabilities, preferred stock and stockholders' deficit	$40,584	$116,250
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenues
Grants	$—	$2,143
License fee revenue	500	5,000
Total revenues	500	7,143
Operating expenses
Research and development	39,052	64,535
General and administrative	15,531	29,972
Total operating expenses	54,583	94,507
Other operating income (expense)
Impairment of property and equipment	(1,265)	—
Gain on dispositions, net	3,656	—
Total other operating income	2,391	—
Loss from operations	(51,692)	(87,364)
Other income (expense):
Interest income	387	1,351
Interest expense	(2,659)	(4,280)
Change in fair value of warrant and private placement option liabilities	46,130	(19,192)
Gain on extinguishment of debt	112	—
Other expense	—	(2,992)
Total other income (expense)	43,970	(25,113)
Net loss	$(7,722)	$(112,477)

Net loss per common share attributable to common shareholders, basic and diluted	$(1.34)	$(24.01)
Weighted-average shares outstanding-basic and diluted	5,760,159	4,684,711

Net loss	$(7,722)	$(112,477)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	—	45
Foreign currency translation adjustment	(12)	(228)
Comprehensive loss	$(7,734)	$(112,660)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	—	$—	4,424,205	$442	(67,746)	$(5,056)	493,784	$(420,548)	$(144)	$68,478
Share-based compensation	—	—	—	—	—	—	7,338	—	—	7,338
Exercise of stock options	—	—	2,985	—	—	—	76	—	—	76
Issuance of common stock - Employee Stock Purchase Plan	—	—	8,000	1	—	—	97	—	—	98
Issuance of common stock upon vesting of restricted stock units	—	—	12,287	1	—	—	(1)	—	—	—
Issuance of common stock in open market transactions, net of issuance costs	—	—	259,116	26	—	—	8,951	—	—	8,977
Issuance of redeemable convertible preferred stock in public offering, net	575,000	22,944	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(37,000)	(1,476)	370,000	37	—	—	1,439	—	—	1,476
Comprehensive loss	—	—	—	—	—	—	—	(112,477)	(183)	(112,660)
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
Share-based compensation	—	—	—	—	—	—	5,031	—	—	5,031
1-for-10 reverse stock split	—	—	—	(457)	—	—	457	—	—	—
Issuance of common stock - Employee Stock Purchase Plan	—	—	14,975	—	—	—	78	—	—	78
Issuance of common stock upon vesting of restricted stock units	—	—	1,406	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants exercise, net of issuance costs	—	—	2,432,676	25	—	—	22,888	—	—	22,913
Conversion of redeemable convertible preferred stock into common stock	(86,000)	(3,432)	860,000	9	—	—	3,423	—	—	3,432
Comprehensive loss	—	—	—	—	—	—	—	(7,722)	(12)	(7,734)
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,722)	$(112,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	5,031	7,338
Depreciation and amortization expense	1,472	7,175
Change in fair value of warrant and private placement option liabilities	(46,130)	19,192
Impairment of intangible assets	—	2,064
Amortization of discount on investment securities, net	—	(30)
Amortization of right-of-use assets	402	1,331
Accretion of lease liability	414	804
Impairment of property and equipment	1,265	—
Amortization of deferred issuance costs	550	885
Gain on extinguishment of debt	(112)	—
(Gain) loss on dispositions, net	(3,656)	6
Warrant and private placement option issuance costs	—	3,047
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	301	606
Prepaid expenses and other assets	563	(1,096)
Accounts payable	(1,917)	(1,131)
Accrued liabilities and other	(7,111)	(2,300)
Deferred revenue	—	(2,983)
Net cash used in operating activities	(56,650)	(77,569)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	49,379
Proceeds from sale of property and equipment	14,705	—
Purchases of property and equipment	(625)	(522)
Cash provided by investing activities	14,080	48,857
Cash flows from financing activities:
Payment on debt	(37,155)	—
Proceeds from issuance of common stock in a public offering, net	—	8,977
Proceeds from issuance of redeemable convertible preferred stock in a public offering, net	—	22,944
Proceeds from issuance of warrants in a public offering, net	—	30,888
Proceeds received from private placement option, net	—	11,152
Proceeds from exercise of stock options	12	76
Proceeds from issuance of stock from employee stock purchase plan	78	98
Proceeds from issuance of common stock and pre-funded warrants exercise, net	22,901	—
Payment on financing lease obligations	(74)	(47)
Net cash (used in) provided by financing activities	(14,238)	74,088
Effect of exchange rate changes on cash	(12)	(228)
Net change in cash, cash equivalents and restricted cash	(56,820)	45,148
Cash, cash equivalents and restricted cash at beginning of period	93,816	48,668
Cash, cash equivalents and restricted cash at end of period	$36,996	$93,816
Supplemental cash flow information:
Cash paid during the period for interest	$2,340	$3,201
Non-cash investing and financing activities:
Financing leases incurred for equipment	$—	$167
Conversion of redeemable preferred stock into common stock	$3,432	$1,476
Reclassification of property and equipment, net to assets held for sale	$2,300	$12,039
Leasehold improvements paid by landlord	$113	$—
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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. As of December 31, 2020, the Company has an accumulated deficit of $540.7 million.

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

The Company believes that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of additional debt allowed under existing debt arrangements, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.

Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue recognition, and expenses. Actual results could differ materially from those estimates.
Revenue Recognition
The Company’s only source of revenue in 2020 was from its licensing agreement with The University of Texas MD Anderson Cancer Center, (“MD Anderson”). In 2019, the Company earned revenue from its licensing agreement with The University of Texas MD Anderson Cancer Center, (“MD Anderson”) and from grants. Prior to 2019, the Company's only source of revenue was from grants.
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
During the fourth quarter of 2019, the Company recognized $5.0 million of license fee revenue as delivery of the license occurred and the license to its Caspase-9 intellectual property has stand-alone value. During 2020, the Company has received $0.5 million of maintenance fees under the MD Anderson License Agreement.
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

During 2017, the Company received $4.2 million in advance funding from CPRIT, which was recorded as deferred revenue. During the years ended December 31, 2020 and 2019, the Company incurred expenses and recognized revenue of $0.0 million and $2.1 million, respectively, for work performed under the CPRIT grant.

The CPRIT Agreement was due to expire on February 29, 2020, but was terminated early by the Company on January 31, 2020. Upon termination of the CPRIT Agreement, the Company reclassified the remaining unexpended award proceeds of $0.8 million from deferred revenue to accrued liabilities. During the year ended December 31, 2020, the Company returned the remaining unexpended award proceeds to CPRIT and released the accrued liability.
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

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$35,495	$91,028
Restricted cash	1,501	2,788
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$36,996	$93,816

In addition to the restricted cash held and released by CPRIT, there was $1.1 million of restricted cash as of December 31, 2019 in escrow to cover specific construction of manufacturing improvement costs related to the facility lease. The release of the funds was subject to the authorized completion of certain aspects of the manufacturing improvements. The funds were released during year ended December 31, 2020.
In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The funds are required to be held for a period of up to 18 months subsequent to the April 14, 2020 closing date.
Dispositions and Derecognition of Liabilities

Disposition of Assets and Liabilities Held for Sale
In 2019, the Company completed the buildout of manufacturing space at its leased headquarters in Houston, Texas and began in-house clinical supply manufacturing. The facility included capacity in excess of the Company's anticipated current and near-term manufacturing needs and management decided to seek a partner for the facility with the goal of reducing the Company's costs while maintaining dedicated cell therapy manufacturing capacity to support the Company's product candidates.
The disposal of the assets and liabilities of such facility was completed on April 14, 2020, at a purchase price of $15.0 million. The disposal group consisted of property and equipment, net of $12.0 million, right-of-use assets of $4.8 million, current portion of lease liabilities of $1.4 million and long-term lease liabilities of $4.6 million. During the year ended December 31, 2020, the Company recognized a net gain of $3.8 million in connection with the disposal, which is presented within Gain on dispositions, net within the accompanying consolidated statements of operations and comprehensive loss.

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
Assets Held for Sale
In the fourth quarter of 2020, in connection with the Company's restructuring plan, Management elected to seek an exit to its leased R&D facility in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets and liabilities included a right-of-use asset of $0.5 million, property and equipment of $2.3 million and the related lease liability of $0.7 million. Based on the cost to exit the lease and the net realizable value of the related assets the Company recognized an impairment charge of $1.3 million in 2020.
Property and Equipment
Furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.
Property and equipment consisted of the following:

(in thousands, except useful lives)	Estimated Useful Lives				December 31, 2020	December 31, 2019
Leasehold improvements			5	Years	$167	$3,944
Lab equipment			5	Years	530	5,459
Office furniture			5	Years	—	392
Manufacturing equipment			5	Years	138	395
Computer and office equipment	3	to	5	Years	834	1,595
Equipment held under capital leases			5	Years	—	270
Software			3	Years	94	385
Total					1,763	12,440
Less: accumulated depreciation					(1,574)	(9,911)
Property and equipment, net					$189	$2,529

During the years ended December 31, 2020 and 2019, the Company recorded $1.5 million and $7.0 million of depreciation expense, respectively.
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
During the fourth quarter of 2019, the Company recorded $2.1 million of impairment charges related to the non-refundable upfront payments for the Miltenyi supply agreement that had been capitalized as an intangible asset. The Company recorded the impairment charge as a “Research and development” operating expense within the accompanying consolidated statements of operations and comprehensive loss. There were no other impairment charges related to long-lived assets for the years ended December 31, 2020 and 2019.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31, 2020	December 31, 2019
Accrued payroll	$1,029	$2,032
Accrued patient treatment costs	899	1,162
Accrued manufacturing costs	24	2,230
Accrued professional services	294	654
Accrued obligations under material supply agreements	—	1,121
Accrued other	1,919	2,571
Total accrued expenses and other current liabilities	$4,165	$9,770
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
As of December 31, 2020, the Company had recorded a full valuation allowance on its net U.S. and foreign deferred tax assets because the Company expects that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of the valuation allowance could be materially impacted.
The Company accounts for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2020 and 2019, the Company had no uncertain tax positions and no interest or penalties have been charged for the years ended December 31, 2020 and 2019. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2020 remain open to examination by the U.S. Internal Revenue Service.

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

	December 31, 2020	December 31, 2019
Common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	5,380,000
Warrants to purchase common stock	11,616,080	5,750,000
Private placement option	9,675,000	—
Options to purchase common stock	1,510,968	567,842
Unvested shares of restricted stock units	129,861	6,359
Total common stock equivalents	27,451,909	11,704,201
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

NOTE 2 - FAIR VALUE OF MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities
The following tables present the Company’s investment securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value at December 31, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds and treasury bills	$27,463	$—	$—	$77,170	$—	$—
Total Cash Equivalents	$27,463	$—	$—	$77,170	$—	$—

As of December 31, 2020, the $1.5 million of restricted cash, on the Company's balance sheet is held in a money market fund.
Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of December 31, 2020, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	December 31, 2020	December 31, 2019
Risk-free interest rate	0.46%	1.83%
Volatility	90%	78.67%
Expected life (years)	5.64	6.64

The fair value of the private placement option has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

December 31, 2020
Risk-free interest rate	0.77%
Volatility of underlying stock price	90.00%
Expected term (years)	7.00

The following table provides the warrant derivative and private placement option liabilities reported at fair value and measured on a recurring basis:

	Fair Value at December 31, 2020			Fair Value at December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$10,345	$—	$—	$52,184
Private placement option liability	—	—	7,803	—	—	12,094
Total fair value	$—	$—	$18,148	$—	$—	$64,278

The ending balance of the Level 3 financial instruments presented above represents our best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company determines whether an arrangement is a lease at its inception. Operating leases relate primarily to office space and manufacturing facilities with remaining lease terms of two to three years. If operating leases include options to extend the lease term, management will consider the options in determining the lease term used to establish the Company's ROU assets and lease liabilities.

The Company entered into a lease agreement for office and laboratory space in Houston, Texas commencing in July 2020 and expiring in 2023. The Company recorded ROU assets of $0.5 million and a corresponding lease liability of $0.6 million upon lease commencement.

In October 2020, in connection with the Company's restructuring plan, Management elected to seek an exit to its leased office and laboratory space in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets included a right-of-use asset of $0.5 million, property and equipment of $2.3 million, and related lease liability of $0.7 million. Based on the cost to exit the lease and the net realizable value of the related assets the Company recognized an impairment charge of $1.3 million in 2020.

As most of the Company's leases do not provide an implicit rate, the Company's incremental borrowing rate is based on the information available at lease commencement date and was used to determine the present value of lease payments. Components of lease cost are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost:
Amortization of leased assets	$74	$61
Interest on lease liabilities	21	25
Operating lease cost	814	2,135
Short-term lease cost	582	296
Total lease cost	$1,491	$2,517

Weighted-average remaining lease term:
Operating leases	1.7 years	5.2 years
Finance leases	1.4 years	2.4 years
Weighted-average discount rate:
Operating leases	11.47%	12.10%
Finance leases	13.05%	13.40%

Supplemental cash flow information and non-cash activity related to the Company's operating and finance leases are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$950	$2,378
Operating cash flows from finance leases	21	25
Financing cash flows from finance leases	74	47
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$—	$2,263
Maturities of lease liabilities by year for leases are as follows:

(in thousands)	Operating Leases	Financing Leases
2021	$499	$90
2022	306	39
2023	14	—
Total lease payments	819	129
Less: Imputed interest	(79)	(12)
Present value of lease liabilities	$740	$117

NOTE 4 - DEBT
Oxford Loan

On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, as the collateral agent and the lenders listed on Schedule 1.1 thereto or otherwise party thereto from time to time (the "Lenders"), pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”) on the Oxford Closing Date. On the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to a previous lender.

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

The Company’s obligations under the Oxford Loan Agreement were secured by a first priority security interest in substantially all of the Company’s current and future assets, including its intellectual property. The Company also agreed not to encumber its intellectual property assets, except as permitted by the Oxford Loan Agreement. The Oxford Loan originally matured on December 1, 2022 (the “Oxford Maturity Date”) and was originally interest-only through January 31, 2020, followed by 35 equal monthly payments of principal and unpaid accrued interest. The Oxford Loan bore interest at a floating per annum rate equal to (i) 7.25% plus (ii) the greater of (a) the 30-day U.S. Dollar LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue and (b) 1.25%.

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

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, were recorded as deferred issuance costs, which offset long-term debt on the Company's consolidated balance sheet. The deferred issuance costs were being amortized over the term of the loan as interest expense using the effective interest method. During the years ended December 31, 2020 and 2019, interest expense of amortized deferred issuance costs included $0.6 million and $0.9 million, respectively.

During November 2020, the Company entered into an agreement for the early settlement of all debt obligations under the Oxford Loan Agreement. During the same month, the Company remitted payment of $27.4 million, which included full repayment of the outstanding principal balance, the Oxford Final Payment Fee, and accrued interest. The Company recorded a gain on extinguishment of $0.1 million in the accompanying statements of operations and comprehensive loss.

NOTE 5 - PUBLIC OFFERING AND PRIVATE PLACEMENT
November 2020 Underwritten Offering
In November 2020, the Company closed an underwritten offering of 1,040,000 shares of its common stock, pre-funded warrants to purchase 3,109,378 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 4,149,378 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $6.025 and $6.024 for each pre-funded warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock. The common warrants were immediately exercisable at an exercise price of $6.50 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company were approximately $25.0 million before deducting underwriting discounts and commissions and other offering expenses.
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

The Company received $11.2 million in net option fee proceeds, net of offering costs, upon the execution of the Securities Purchase Agreement. Total offering costs incurred by the Company related to the Public Warrants, Private Warrants and options amounted to $3.0 million.

The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended December 31, 2020:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2019	$52,184	$12,094	$64,278
Change in fair value	(41,839)	(4,291)	(46,130)
Balance, December 31, 2020	$10,345	$7,803	$18,148

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 452,000 shares and 538,000 shares of Series 1 Preferred Stock issued and outstanding as of December 31, 2020 and 2019, respectively. There were no shares of Series 2 or 3 Preferred Stock issued and outstanding as of December 31, 2020 and 2019. The Series 1 Preferred Stock was issued together with warrants for a combined purchase price of $100.00 per share of Series 1 Preferred Stock and one warrant to purchase 10 shares of common stock. During the year ended December 31, 2020 and 2019, 86,000 shares and 37,000 shares, respectively of Series 1 Preferred Stock were converted to common stock.

As of December 31, 2020 and 2019, the Company classified the Series 1 preferred stock within mezzanine equity, as the Series 1 preferred stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

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

Stockholder's Equity

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

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the ("2014 Plan"), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the "Share Reserve") will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, and plus (iii) an additional 500,000 shares that were approved at the Company's Annual meeting of Stockholders in June 2020, and plus (iv) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.

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

At December 31, 2020 and 2019, outstanding awards were comprised of the following:

	December 31, 2020	December 31, 2019
Options	1,425,207	471,282
Inducement option awards	85,761	96,560
Restricted stock units	129,361	5,609
Inducement restricted stock units outstanding	500	750
Total outstanding awards	1,640,829	574,201

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Year Ended
	December 31, 2020	December 31, 2019
Options granted	1,352,595	276,830
Weighted-average exercise price	7.59	26.12
Weighted-average grant date fair value	5.29	16.99
Assumptions:
Risk-free interest rate	0.82%	2.23%
Volatility	85%	72%
Expected life (years)	5.83	6.04
Expected dividend yield	—%	—%

Share-Based Compensation Activity

The following table summarizes the stock option activity for all stock plans during the year ended December 31, 2020 and 2019 as follows:

Options	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	575,924	$109.01	8.09	$87
Granted	276,830	$26.12
Exercised	(220)	$25.50
Forfeited	(284,692)	$93.81
Balance at December 31, 2019	567,842	$76.25	7.82	$12
Granted	1,352,595	$7.59
Exercised	—
Forfeited	(409,469)	$29.86
Balance at December 31, 2020	1,510,968	$27.36	8.19	$379
Exercisable at December 31, 2020	339,972	$91.97	5.61	$—

For the years ended December 31, 2020 and 2019, the Company received cash of less than $0.1 million and $0.1 million, respectively, upon option exercises.

The following table summarizes the options outstanding and exercisable at December 31, 2020:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$2.97 to $5.05	676,000	9.95	$2.97	—	0.00	$—
$5.06 to $12.90	125,301	9.40	$8.41	1,549	8.83	$9.62
$12.91 to $15.85	307,904	6.75	$13.60	—	0.00	$—
$15.86 to $81.25	217,682	6.61	$42.24	163,911	6.12	$44.40
$81.26 to $234.70	184,081	5.19	$135.21	174,512	5.01	$137.38
Total	1,510,968	8.19	$27.36	339,972	5.61	$91.97

The following table summarizes the stock award activity for all restricted stock units during the year ended December 31, 2020:

Awards	Outstanding Restricted Stock Awards and Units	Weighted-Average Grant Date Fair Value Per Share	Outstanding Aggregate Intrinsic Value (in thousands)	Total Fair Value of Restricted Awards Vested (in thousands)
Balance at December 31, 2018	24,615	$80.23	$719
Granted	3,000	$33.30
Vested	(14,478)	$64.16	$240	$929
Forfeited	(6,778)	$82.44
Balance at December 31, 2019	6,359	$92.29	$82
Granted	239,023	$4.70
Vested	(2,309)	$96.14	$30	$222
Forfeited	(113,212)	$6.73
Balance at December 31, 2020	129,861	$5.59	$458
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan, the "ESPP", provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value.

A summary of activity within the ESPP follows:

	Year Ended
(in thousands except share data)	December 31, 2020	December 31, 2019
Deductions from employees	$56	$70
Share-based compensation expense recognized	$96	$95
Remaining share-based compensation expense	$—	$206
Proceeds received by the Company for ESPP	$78	$98
Weighted-average purchase price per common share	$5.21	$12.25
Number of shares purchased by employees under ESPP	14,975	8,000

As of December 31, 2020, there were 18,488 shares available for issuance under the ESPP.

Share-Based Compensation Expense
Share-based compensation expense by classification for December 31, 2020 and 2019 are as follows:

	Year Ended
(in thousands)	December 31, 2020	December 31, 2019
General and administrative	$3,170	$4,017
Research and development	1,861	3,321
Total	$5,031	$7,338

At December 31, 2020, total compensation cost not yet recognized was $5.3 million and the weighted-average period over which this amount is expected to be recognized is 2.03 years. The aggregate fair value of options and restricted shares vesting in the years ended December 31, 2020 and 2019 was $4.8 million and $8.9 million, respectively.

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

License Agreement - Agensys, Inc.

On December 10, 2015, the Company and Agensys, Inc. (“Agensys”), entered into a license agreement (the “Agensys Agreement”), pursuant to which (i) Agensys granted the Company, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to prostate stem cell antigen 1 (“PSCA”) and related antibodies, and (ii) the Company granted Agensys a non-exclusive, fully paid license to the Company’s patents directed to inventions that were made by the Company in the course of developing the Company’s licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon the Company’s other proprietary technology, to non-therapeutic applications of antibodies not used within the field. As consideration for the rights granted to the Company under the Agreement, the Company agreed to pay to Agensys a non-refundable upfront fee of $3.0 million, which was included in license fee expense. The Company is also required to make aggregate milestone payments to Agensys of up to (i) $5 million upon the first achievement of certain specified clinical milestones for its licensed products, (ii) $50 million upon the achievement of certain specified clinical milestones for each licensed product, and (iii) $75 million upon the achievement of certain sales milestones for each licensed product. The Agreement additionally provides that the Company will pay to Agensys a royalty that ranges from the mid to high single digits based on the level of annual net sales of licensed products by the Company, its affiliates or permitted sublicensees. The royalty payments are subject to reduction under specified circumstances. These milestone and royalty payments will be expensed as incurred. Under the Agreement, Agensys also was granted the option to obtain an exclusive license, on a product-by-product basis, from the Company to commercialize in Japan each licensed product developed under the Agensys Agreement that has completed a phase 2 clinical trial. As to each such licensed product, if Agensys or its affiliate, Astellas Pharma, Inc., exercises the option, the Agensys Agreement provides that the Company will be paid an option exercise fee of $5 million. In addition, the Agensys Agreement provides that the Company will be paid a royalty that ranges from the mid to high single digits based on the level of annual net sales in Japan of each such licensed product. If the option is exercised, the aggregate milestone payments payable by the Company to Agensys, described above with respect to each licensed product, would be reduced by up to an aggregate of $65 million upon the achievement of certain specified clinical and sales milestones. The Agensys Agreement will terminate upon the expiration of the last royalty term for the products covered by the Agensys Agreement, which is the earlier of (i) the date of expiration or abandonment of the last valid claim within the licensed patent rights covering any licensed products under the Agreement, (ii) the expiration of regulatory exclusivity as to a licensed product, and (iii) 10 years after the first commercial sale of a licensed product. Either party may terminate the Agensys Agreement upon a material breach by the other party that remains uncured following 60 days after the date of written notice of such breach (or 30 days if such material breach is related to failure to make payment of amounts due under the Agensys Agreement) or upon certain insolvency events. In addition, Agensys may terminate the Agensys Agreement immediately upon written notice to the Company if the Company or any of its affiliates or permitted sublicensees commences an interference proceeding or challenges the validity or enforceability of any of Agensys’ patent rights.

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

Litigation
Securities Litigation
On August 11, 2020, the following derivative complaints were voluntarily dismissed by the plaintiffs following the May 2020 dismissal of the securities class action complaint captioned Nipun Kakkar v. Bellicum Pharmaceuticals, Inc., Rick Fair and Alan Musso, and are no longer pending: (i) a purported shareholder derivative complaint captioned Seung Paik v. Richard A. Fair, et al. against the Company’s directors and certain of the Company’s officers filed on July 19, 2018 in the U.S. District Court for the Southern District of Texas, Houston Division; and (ii) another purported shareholder derivative complaint captioned Scott Ludovissy and Ann Gordon Trammell v. Richard A. Fair, et al. filed July 8, 2019 against the same defendants in the same court. On September 18, 2020, an additional purported derivative complaint captioned Mildred Taylor and Jessica Armor v. Richard A. Fair, et al. filed November 1, 2019 in the District of Delaware was voluntarily dismissed by the plaintiffs.

Other Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019 plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020 with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020 Bellicum filed a demurrer and motion to strike the fourth amended complaint, which is set for hearing on April 30, 2021. A trial date has not been set in the case.

NOTE 9 - INCOME TAXES
The reconciliation between federal income taxes at the statutory U.S. federal income tax rate and the Company’s income tax expense for the year is as follows:

(in thousands)	December 31, 2020	December 31, 2019
Tax benefit at statutory rate	$(1,658)	$(23,591)
Other	200	(294)
Stock based compensation	642	2,674
Offering issuance costs and changes in fair value of warrants and private placement option	(9,687)	4,657
Deferred tax valuation allowances	11,690	19,542
Research and development credit	(1,187)	(2,988)
Income tax expense	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets (liabilities):
Net operating loss carryforward	$94,132	$81,960
Stock compensation	3,539	3,270
Intangible assets	7,682	8,077
Research and development credit	17,787	16,601
Operating lease assets	(213)	(1,229)
Operating lease liabilities	354	1,538
Other	976	2,336
Total deferred tax assets, net of deferred tax liabilities	124,257	112,553
Valuation allowance	(124,257)	(112,553)
Net deferred tax	$—	$—

Net operating loss carryforwards and research tax credits as of December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2020	December 31, 2019
U.S. federal income tax net operating loss carryforwards	$448,250	$390,286
U.K. net operating loss carryforwards	$133	$—
U.S. federal research tax credits	$12,535	$11,348
Texas research tax credits	$5,252	$5,252
The Company has $227.0 million of U.S. federal net operating loss carryovers that have no expiration date and the remaining begin to expire in 2025. The U.S. Federal and state research credits will begin to expire in 2028 and 2034 respectively. No study has been performed on the research and development (R&D) credits and gross R&D credits in the amount of $17.8 million could be limited based on review by the Internal Revenue Service.
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
Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at December 31, 2020 and 2019. The changes in the valuation allowance was an increase of $11.7 million and an increase of $19.5 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Houston R&D Facility
On February 2, 2021 the Company executed a term sheet to exit the lease of the R&D facility on Reed Road in Houston, Texas. Under the terms of the agreement a third party will assume the lease for the facility. In addition, the third party will provide $1.1 million of consideration to the Company for substantially all of the property, plant and equipment associated with the location. The consideration will include $0.9 million of cash and an unsecured promissory note for $0.2 million.
On February 26, 2021 the Company completed the transaction as contemplated in the aforementioned term sheet. The Company fully reserved for the transaction through the impairment recognized in 2020.
South San Francisco Facility
On March 15, 2021 the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. The decision to exit this lease reflects the ability of the Company to carry on administrative function of the Company remotely as proven through necessity during the pandemic. Under the terms of the agreement, the company will pay a lease termination fee of $0.9 million. As of December 31, 2020, the lease termination fee has been fully accrued as lease expense. The Company does not anticipate additional material expenses associated with exiting the lease.
Compliance with NASDAQ Listing Rules
On November 23, 2020, the Company received notice (the "Notice") from The Nasdaq Stock Market LLC ("Nasdaq) advising the Company that for the last 30 consecutive business days preceding the date of the Notice, the Company's Market Value of Listed Securities ("MVLS") had been below the minimum of $35,000,000 required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the "MVLS Requirement"). On February 16, 2021, the Company received notification from Nasdaq that the Company had regained compliance with the MVLS Requirement.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer, Chief Financial Officer and Corporate Controller concluded that, as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

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
Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on those criteria and our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
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

ITEM 9B.  Other Information

On March 29, 2021, our board of directors appointed Richard A. Fair as our principal financial officer and principal accounting officer.

Mr. Fair, age 52, has served as our President and Chief Executive Officer and a member of our Board since January 2017. From January 2014 to January 2017, Mr. Fair served as Senior Vice President, Therapeutic Head Oncology Global Product Strategy at Genentech, Inc., a biotechnology company that in 2009 was acquired and became a subsidiary of Roche Holding AG. His responsibilities included leadership of lifecycle strategy and global commercialization of the organization’s late stage and commercial oncology and hematology portfolio. From April 2006 to January 2014, Mr. Fair held other positions at Genentech, including Vice President, Global Product Strategy Hematology & Signaling, from November 2012 through December 2013, and Vice President, Sales & Marketing, Oral Oncolytics, from May 2010 to November 2012. Prior to Genentech, Mr. Fair held positions at Johnson & Johnson, a public pharmaceutical and medical device company. Since October 2018, Mr. Fair has served as a member of the board of directors of Clovis Oncology, Inc., a public biotechnology company. Mr. Fair received his B.S. in computer science from the University of Michigan and his MBA, with a dual concentration in finance and management, from Columbia University.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the sections headed “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant and the Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report Form 10-Q with the SEC on August 6, 2020).

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, 2019).).

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

4.4	Form of Warrant issued in public offering (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.5	Form of Warrant issued in private offering (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.6	Description of Description of Securities (incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 10K (File No. 001-36783), filed with the SEC on March 12, 2020.

4.7
Securities Purchase Agreement, dated August 16, 2019, by and among the Company and the institutional investors named therein, (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.8	Form of pre-funded warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783). filed with the SEC on November 2, 2020).

4.9	Form of warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No.001-36783), filed with the SEC on November 2, 2020).

10.1+
Form of Indemnification Agreement by and between the Registrant and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

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

10.5(A)+
Bellicum Pharmaceuticals, Inc. Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020).

10.5(B)+
Forms of stock option grant notice, stock option agreement and notice of exercise, and forms of restricted stock award notice and restricted stock award agreement under the Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan.

10.6+
Bellicum Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with SEC on August 6, 2020).

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

10.16*
Amended and Restated License Agreement by and between the Registrant and ARIAD Pharmaceuticals, Inc., dated March 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

10.17*
Omnibus Amendment Agreement by and between Registrant and ARIAD Pharmaceuticals, Inc., dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

10.18*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated March 20, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

10.19*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated June 27, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

Exhibit Number	Description
10.20*
Cancer Research Grant Contract by and between the Registrant and the Cancer Prevention and Research Institute of Texas, dated July 27, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020).

10.21*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, effective November 1, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with SEC on November 5, 2020).

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

10.38*
Asset Purchase Agreement, dated January 17, 2020, by and between the Registrant and The University of Texas M.D. Anderson Asset Purchase Agreement, dated January 17, 2020, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center Center (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2020).

10.39
First Amendment to Asset Purchase Agreement, dated February 21, 2020, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 12, 2020).

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant as determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 15. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: March 30, 2021	By:	/s/ Richard A. Fair
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

Signature	Title	Date

/s/ Richard A. Fair	President, Chief Executive Officer and Director	March 30, 2021
Richard A. Fair	(Principal Executive Officer)

/s/ James Brown	Chairman of the Board of Directors	March 30, 2021
James Brown

/s/ James M. Daly	Member of the Board of Directors	March 30, 2021
James M. Daly

/s/ Stephen R. Davis	Member of the Board of Directors	March 30, 2021
Stephen R. Davis

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 30, 2021
Reid M. Huber, Ph.D.

/s/ Judith Klimovsky	Member of the Board of Directors	March 30, 2021
Judith Klimovsky

/s/ Jon P. Stonehouse	Member of the Board of Directors	March 30, 2021
Jon P. Stonehouse