Form 10-Q
period 2021-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2021-05-14
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of May 10, 2021, there were 8,397,803 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit for the three months ended March 31, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66

SIGNATURES		68

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,082	$35,495
Restricted cash	1,501	1,501
Accounts receivable, interest and other receivables	375	2
Prepaid expenses and other current assets	1,481	802
Assets held for sale	—	1,643
Total current assets	31,439	39,443
Operating lease right-of-use assets	—	645
Property and equipment, net	63	189
Other assets	5	307
Total assets	$31,507	$40,584
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$669	$891
Accrued expenses and other current liabilities	5,120	4,165
Warrant derivative liability	11,863	10,345
Private placement option liability	8,622	7,803
Current portion of lease liabilities	31	825
Liabilities held for sale	—	672
Total current liabilities	26,305	24,701
Long-term lease liabilities	27	344
Total liabilities	26,332	25,045
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at March 31, 2021 and December 31, 2020, 452,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	18,036	18,036
Stockholders’ deficit:
Common stock, $0.01 par value; 80,000,000 shares authorized at March 31, 2021 and December 31, 2020, 8,386,019 shares issued and 8,318,273 shares outstanding at March 31, 2021; 8,385,650 shares issued and 8,317,904 shares outstanding at December 31, 2020	84	84
Treasury stock: 67,746 shares held at March 31, 2021 and December 31, 2020	(5,056)	(5,056)
Additional paid-in capital	544,464	543,561
Accumulated other comprehensive loss	(339)	(339)
Accumulated deficit	(552,014)	(540,747)
Total stockholders’ deficit	(12,861)	(2,497)
Total liabilities, preferred stock and stockholders' deficit	$31,507	$40,584

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	6,460	10,448
General and administrative	2,012	4,171
Total operating expenses	8,472	14,619
Other operating expense
Loss on lease termination	464	—
Loss from operations	(8,936)	(14,619)
Other income (expense):
Interest income	10	354
Interest expense	(4)	(985)
Change in fair value of warrant and private placement option liabilities	(2,337)	32,826
Total other (expense) income	(2,331)	32,195
Net (loss) income	$(11,267)	$17,576
Less: undistributed earnings to participating securities	—	(12,084)
Net (loss) income attributable to common shareholders	$(11,267)	$5,492

Net (loss) income per common share attributable to common shareholders, basic	$(1.12)	$1.09
Net (loss) income per common share attributable to common shareholders, diluted	$(1.12)	$1.09

Weighted-average shares outstanding, basic	10,034,970	5,039,695
Weighted-average shares outstanding, diluted	10,034,970	5,040,056

Net (loss) income	$(11,267)	$17,576
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	(13)
Comprehensive (loss) income	$(11,267)	$17,563

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(amounts in thousands, except share data)

Three Months Ended March 31, 2021
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	903	—	—	903
Exercise of restricted stock unit awards	—	—	369	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance, March 31, 2021	452,000	$18,036	8,386,019	$84	(67,746)	$(5,056)	$544,464	$(552,014)	$(339)	$(12,861)

Three Months Ended March 31, 2020
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
1-for-10 reverse stock split	—	—	—	(457)	—	—	457	—	—	—
Share-based compensation	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of common stock upon vesting of restricted stock units	—	—	1,045	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,000)	(160)	40,000	1	—	—	159	—	—	160
Comprehensive loss	—	—	—	—	—	—	—	17,576	(13)	17,563
Balance, March 31, 2020	534,000	$21,308	5,117,638	$51	(67,746)	$(5,056)	$513,623	$(515,449)	$(340)	$(7,171)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(11,267)	$17,576
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	903	1,323
Depreciation and amortization expense	47	537
Change in fair value of warrant and private placement option liabilities	2,337	(32,826)
Amortization of right-of-use assets	33	85
Accretion of lease liability	31	(442)
Amortization of deferred issuance costs	—	214
Loss on lease termination, net	464	—
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	—	257
Prepaid expenses and other assets	(679)	(435)
Accounts payable	(222)	(849)
Accrued liabilities and other	60	(1,695)
Net cash used in operating activities	(8,293)	(16,255)
Cash flows from investing activities:
Proceeds from sale of property and equipment	900	—
Purchases of property and equipment	—	(37)
Net cash provided by (used in) investing activities	900	(37)
Cash flows from financing activities:
Payment on debt	—	(2,000)
Payment on financing lease obligations	(20)	(17)
Net cash used in financing activities	(20)	(2,017)
Effect of exchange rate changes on cash	—	(13)
Net change in cash, cash equivalents, and restricted cash	(7,413)	(18,322)
Cash, cash equivalents and restricted cash at beginning of period	36,996	93,816
Cash, cash equivalents and restricted cash at end of period	$29,583	$75,494

Supplemental cash flow information:
Cash paid during the period for interest	$—	$792
Non-cash investing and financing activities:
Conversion of redeemable preferred stock into common stock	$—	$160
Reclassification of property and equipment, net to assets held for sale	$—	$199

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Bellicum Pharmaceuticals, Inc. (“Bellicum”) is a clinical stage biopharmaceutical company focused on discovering and developing novel cellular immunotherapies for various forms of cancer. Bellicum is devoting substantially all of its present efforts to developing next-generation CAR-T product candidates in cellular immunotherapy.

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

On June 15, 2020, the Company filed with the Secretary of State of the State of Delaware a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 40,000,000 shares to 80,000,000 shares
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The unaudited condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by GAAP for complete financial statements. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

The accompanying interim condensed financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, as of March 31, 2021 and December 31, 2020, the Company had an accumulated deficit of $552.0 million and $540.7 million, respectively, and at March 31, 2021, the Company had cash, cash equivalents and restricted cash of approximately $29.6 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents, revenues and other cash inflows will be insufficient to fund its operations within one year from the date these financial statements are issued, and therefore, substantial doubt about the entity’s ability to continue as a going concern exists. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability.

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

The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents are sufficient to fund operations through at least the next twelve months from the date the accompanying interim financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of debt, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2020.
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

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$28,082	$35,495
Restricted cash	1,501	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$29,583	$36,996

In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The funds are required to be held for a period of up to 18 months subsequent to the April 14, 2020 closing date and are listed as Restricted cash at March 31, 2021, and December 31, 2020.
Disposition of Assets and Liabilities Held for Sale and Held for Use
In the fourth quarter of 2020, in connection with the Company's restructuring plan, Management elected to seek an exit to its leased R&D facility in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets and liabilities included a right-of-use asset of $0.5 million, property and equipment of $2.3 million and the related lease liability of $0.7 million. Based on the cost to exit the lease and the net realizable value of the related assets the Company recognized an impairment charge of $1.3 million in the fourth quarter of 2020.
The disposal of the assets and liabilities associated with the facility was completed on February 26, 2021. Under the terms of the agreement a third party assumed the lease for the facility. In addition, the third party paid $1.1 million to the Company for substantially all of the property, and equipment associated with the location. The consideration included $0.9 million in cash and an unsecured promissory note for $0.2 million.
On March 15, 2021 the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million will be returned to the Company. The decision to exit this lease reflects the ability of the Company to carry on administrative function remotely. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1 million. The Company recognized a loss on termination of $0.5 million during the three months ended March 31, 2021.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued payroll	$255	$1,029
Accrued patient treatment costs	1,345	899
Accrued manufacturing costs	24	24
Accrued professional services	404	294
Accrued lease termination fee	895	—
Accrued other	2,197	1,919
Total accrued expenses and other current liabilities	$5,120	$4,165

Warrant Derivatives

Freestanding warrants are classified as liabilities in the accompanying condensed consolidated balance sheets as they are exercisable for multiple underlying instruments that are potentially redeemable. The Company accounts for these warrants at fair value on the date of issuance and are subject to re-measurement to fair value at each balance sheet date. Any change in fair value is recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations and comprehensive (loss) income. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or a change in control, as defined. The warrants are freely exercisable at any time from the issuance date until the expiration date, provided exercise does not cause a warrant holder to exceed a pre-determined beneficial ownership limit.

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

Preferred Stock

Preferred shares issued by the Company that are subject to mandatory redemption are classified as liability instruments in the accompanying condensed consolidated balance sheets and are measured at fair value at the date of issuance. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within mezzanine equity in the accompanying condensed consolidated balance sheets. At all other times, preferred shares are classified within stockholders’ deficit.

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
The Company believes the recorded values of its financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these instruments.
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

Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Basic and diluted net (loss) income per share attributable to common stockholders is based on the more dilutive method of either the two-class method or the treasury stock method. Basic net (loss) income per share attributable to common stockholders is calculated by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Diluted net (loss) income per share gives effect to dilutive stock options, warrants and other potentially dilutive common stock equivalents outstanding during the period, assuming the exercise of all “in-the-money” common stock equivalents based on the average market price during the period.

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

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except share and per share amounts)	March 31, 2021	March 31, 2020
Net (loss) income per share - basic:
Net (loss) income	$(11,267)	$17,576
Less: undistributed earnings to participating securities	—	(12,084)
Net (loss) income attributed to common shareholders	$(11,267)	$5,492

Weighted average shares for basic net (loss) income per share	10,034,970	5,039,695
Basic net (loss) income per share	$(1.12)	$1.09

Net (loss) income per share - diluted:
Net (loss) income attributed to common shareholders	$(11,267)	$5,492

Weighted average shares for basic net (loss) income per share	10,034,970	5,039,695
Effect of dilutive securities:
Stock options and restricted stock units	—	361
Weighted average shares for diluted net (loss) income per share	10,034,970	5,040,056
Diluted net (loss) income per share	$(1.12)	$1.09
The following outstanding shares of common stock equivalents were excluded from the computations of diluted net income (loss) per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	March 31, 2021	March 31, 2020
Common Stock Equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	452,000	—
Warrants to purchase common stock	11,616,080	—
Private placement option	9,675,000	9,675,000
Options to purchase common stock	1,400,470	1,051,665
Unvested shares of restricted stock units	262,010	4,334
Total common stock equivalents	23,405,560	10,730,999

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020 with no material effect on its financial statements.

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

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value at March 31, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds and treasury bills	$20,473	$—	$—	$27,463	$—	$—
Total cash equivalents	$20,473	$—	$—	$27,463	$—	$—

As of March 31, 2021 and December 31, 2020, $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund.

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of March 31, 2021, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.99%	0.46%
Volatility	95.00%	90.00%
Expected term (years)	5.39	5.64

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

The fair value of the private placement option has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	March 31, 2021	December 31, 2020
Risk-free interest rate	1.50%	0.77%
Volatility	95.00%	90.00%
Expected term (years)	7.00	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis:

	Fair Value at March 31, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$11,863	$—	$—	$10,345
Private placement option liability	—	—	8,622	—	—	7,803
Total fair value	$—	$—	$20,485	$—	$—	$18,148

The ending balance of the Level 3 financial instruments presented above represents the Company's best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

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

Components of lease cost are as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Finance lease cost:
Amortization of leased asset	$10	$18
Interest on lease liabilities	4	6
Operating lease cost	54	305
Short-term lease cost	52	34
Total lease cost	$120	$363

NOTE 4 - PUBLIC OFFERING AND PRIVATE PLACEMENT
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

All of the Public Warrants sold in the Offering have an exercise price of $13.00 per share of common stock or, in certain circumstances, for $130.00 per share of Series 1 Preferred Stock, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Public Warrants will be immediately exercisable upon issuance, provided that the holder will be prohibited, subject to certain exceptions, from exercising a warrant for shares of common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The Public Warrants will expire on August 21, 2026, unless exercised prior to that date. No shares have been exercised as of the balance sheet date.

Private Placement

On August 16, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company has agreed to issue in a private placement (i) 350,000 shares of its Series 2 Redeemable Convertible Non-Voting Preferred Stock (the “Series 2 Preferred Stock”), at a purchase price of $100.00 per share, and related warrants (the “Private Warrants”) to purchase up to 2,800,000 shares of common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of its Series 3 Redeemable Convertible Non-Voting Preferred Stock (the “Series 3 Preferred Stock” and, together with the Series 1 Preferred Stock and Series 2 Preferred Stock, the “Preferred Stock”), at a purchase price of $140.00 per share, and related warrants (also, “Private Warrants”) to purchase up to 875,000 shares of common stock at an exercise price of $14.00 per share. The purchase and sale of the securities issuable under the private placement agreement may occur in two or more separate closings, each to be conducted at the Purchasers’ discretion within five days’ notice to the Company. The purchase and sale were subject to the Company’s obtaining stockholder approval for additional authorized shares of Common Stock or a reverse stock split (the “Required Stockholder Approval”), which occurred in the first quarter of 2020. The right of the Purchasers to purchase such securities will expire two and a half years after the Required Stockholder Approval, on June 15, 2022, with respect to the Series 2 Preferred Stock, and three years after such stockholder approval, on January 15, 2023, with respect to the Series 3 Preferred Stock, if not exercised prior to that date. No shares have been exercised as of the balance sheet date.

The Company received $11.2 million in option proceeds, net of offering costs, upon the execution of the Securities Purchase Agreement. Total offering costs incurred by the Company related to the Public Warrants, Private Warrants and options amounted to $3.0 million.

The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended March 31, 2021:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2020	$10,345	$7,803	$18,148
Change in fair value	1,518	819	2,337
Balance, March 31, 2021	$11,863	$8,622	$20,485

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 452,000 shares of Series 1 preferred stock issued and outstanding as of March 31, 2021. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of March 31, 2021.

As of March 31, 2021, the Company classified the Series 1 Preferred Stock as mezzanine equity, as the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

The Series 1 Preferred Stock is not currently redeemable and is only redeemable upon a fundamental change in a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is unnecessary if it is not probable that the instrument will become redeemable. As (i) the Series 1 Preferred Stock is only redeemable upon a fundamental change, the occurrence of which is not probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 Preferred Stock to its redemption amount.

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

NOTE 6- SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan (the “2019 Plan”) which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2019 Equity Incentive Plan

The 2019 Plan is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the (“2014 Plan”), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the “Share Reserve”) will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, (iii) an additional 500,000 shares that were approved at the Company's Annual Meeting of Stockholders in June 2020, and plus (iii) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.

The following shares of common stock (the “2019 Plan Returning Shares”) will also become available again for issuance under the 2019 Plan: (i) any shares subject to a stock award granted under the 2019 Plan that are not issued because such stock award expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) any shares subject to a stock award granted under the 2019 Plan that are not issued because such stock award is settled in cash; and (iii) any shares issued pursuant to a stock award granted under the 2019 Plan that are forfeited back to or repurchased by the Company because of a failure to vest.

The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards.

The following table summarizes the stock option activity for all stock plans during the three months ended March 31, 2021:

Options and Inducement Awards
Outstanding at December 31, 2020	1,510,968
Granted	104,000
Exercised	—
Forfeited	(214,498)
Outstanding at March 31, 2021	1,400,470
Exercisable at March 31, 2021	350,101

The following table summarizes the restricted stock unit award activity for all stock plans during the three months ended March 31, 2021:

Restricted Stock Unit Awards
Outstanding at Outstanding at December 31, 2020	129,861
Granted	135,251
Vested	(596)
Forfeited	(2,506)
Outstanding at March 31, 2021	262,010
2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. There were no shares purchased by employees under the ESPP in either of the three months ended March 31, 2021 and 2020.

A summary of activity within the ESPP follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Deductions from employees	$—	$64
Share-based compensation expense recognized	—	25
Remaining share-based compensation expense	—	157

The ESPP has been suspended since December, 2020, resulting in the inactivity during the first quarter. As of March 31, 2021, there were 18,488 shares available for issuance under the ESPP.

Share-Based Compensation Expense

The fair value of option grants is determined using the Black-Scholes option-pricing model and has been estimated with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2021	March 31, 2020
Risk-free interest rate	0.90%	1.40%
Volatility	90.67%	80.69%
Expected life (years)	5.64	6.08
Expected dividend yield	—	—

Share-based compensation expense by classification for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Research and development	$263	$548
General and administrative	640	775
Total	$903	$1,323
At March 31, 2021, total compensation cost not yet recognized was $4.8 million and the weighted-average period over which this amount is expected to be recognized is 1.8 years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Co-Development and Co-Commercialization Agreement - Adaptimmune Therapeutics plc

On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with and Adaptimmune Therapeutics plc (“Adaptimmune”) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Under the Agreement, the parties agreed to evaluate the Company’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or “iMC”) with Adaptimmune’s affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. Depending on results of the preclinical proof-of-concept phase, the parties expect to progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies. With respect to any joint commercialization of a covered therapy, the parties agreed to negotiate in good faith the commercially reasonable terms of a co-commercialization agreement. The parties also agreed that any such agreement shall provide for, among other things, equal sharing of the costs of any such joint commercialization and the calculation of profit shares as set forth in the Agreement. The Agreement will expire on a country-by-country basis once the parties cease commercialization of the T cell therapies covered by the Agreement, unless earlier terminated by either party for material breach, non-performance or cessation of development, bankruptcy/insolvency, or failure to progress to co-development phase.

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

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application, or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2.0 million upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicensees under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019 plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020 with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020 Bellicum filed a demurrer and motion to strike the fourth amended complaint, which currently is set for hearing on June 23, 2021. A trial date has not been set in the case.

NOTE 8 - SUBSEQUENT EVENTS

Takeda Supply Agreement
On May 4, 2021, the Company entered a multi-year supply agreement with Takeda Development Center Americas, Inc. (Takeda). The Company is expecting revenue of $0.7 million in 2021, with the possibility of additional revenue from sales in future periods.

Compliance with NASDAQ Listing Rules
On May 5, 2021, the Company was notified by The Nasdaq Stock Market LLC, or Nasdaq, that the Company was in breach of Listing Rule 5450(b)(2)(A), or the Market Value Rule, for continued listing on The Nasdaq Capital Market because the market value of our listed securities for 30 consecutive business days had been less than $35 million. In accordance with Nasdaq

Listing Rule 5810(c)(3)(C), the Company has until November 1, 2021, to regain compliance with the Market Value Rule. To regain compliance, the market value of the Company's listed securities must close at $35 million or more for a minimum of 10 consecutive business days any time prior to November 1, 2021.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, or our Annual Report, as well as our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering and developing novel, controllable cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. We are advancing CAR-T cell therapies which are an innovative approach in which a patient’s or donor’s T cells are genetically modified to carry chimeric antigen receptors, or CARs. We are using our proprietary Chemical Induction of Dimerization, or CID, technology platform to engineer our product candidates with switch technologies that are designed to control components of the immune system in real time. By incorporating our CID platform, our product candidates may offer better efficacy and safety outcomes than are seen with current cellular immunotherapies.

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

•BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial called BP-012 in patients with metastatic castration-resistant prostate cancer or pancreatic cancer expressing PSCA is ongoing.

•BPX-603 is an autologous dual-switch GoCAR-T product candidate containing both the iMC activation and CaspaCIDe safety switches. BPX-603 is our first controllable dual-switch GoCAR-T product candidate and is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. A Phase 1/2 clinical trial called BPX-603-201A in patients with HER2+ solid tumors is ongoing.

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

Impact of COVID-19

In 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which have included the mandatory closure of businesses, restrictions on travel, and quarantine and physical distancing requirements. We have not experienced and do not anticipate a substantial impact to our operations as a result of the pandemic or these government measures. However, depending the duration and severity of the pandemic, we could experience impact in the future, including with respect to the operations of our manufacturing partners, clinical trial sites and regulatory agencies, all of which we are substantially dependent upon for our business. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change
(in thousands)	March 31, 2021	March 31, 2020
Operating expenses:
Research and development	6,460	10,448	(3,988)
General and administrative	2,012	4,171	(2,159)
Total operating expenses	8,472	14,619	(6,147)
Loss on lease termination	464	—	464
Loss from operations	(8,936)	(14,619)	5,683
Other income (expense):
Interest income	10	354	(344)
Interest expense	(4)	(985)	981
Change in fair value of warrant and private placement option liabilities	(2,337)	32,826	(35,163)
Total other income (expense)	(2,331)	32,195	(34,526)
Net income (loss)	$(11,267)	$17,576	$(28,843)

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended March 31, 2021, compared to the same period last year, was primarily due to reduced expenses related to rivo-cel activities and the reduction in force that was implemented during the second half of 2020, partially offset by an increase in expenses related to our GoCAR-T program. This resulted in a $3.4 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $0.6 million reduction from general R&D expenses primarily due to lower clinical trial charges.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended March 31, 2021, compared to the same period last year, was primarily due to the effects of the aforementioned reduction in force that reduced employee-related charges by $1.5 million. Additionally, our exit from the Houston and South San Francisco leases along with the sale of our Houston facilities resulted in a combined reduction of $0.6 million in facility charges and depreciation expenses.

Loss on Lease Termination
On March 15, 2021, the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million will be returned to the Company. The decision to exit this lease reflects the ability of the Company to carry on administrative function remotely. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1.0 million. The Company recognized a loss on termination of $0.5 million during the three months ended March 31, 2021.

Other Income (Expense)

Other expense primarily consists of interest income, offset by interest expense, and changes in fair values of our warrant liability and the private placement option, which are remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant liability and private placement option, the Company may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants and options.

The change in other income (expense) for the three months ended March 31, 2021, compared to the same period last year, was primarily due to a $32.8 million gain recognized in the period ended March 31, 2020 from the change in fair value of our warrant and private placement option liabilities. For the same period in 2021, the change in fair value of those liabilities resulted in a loss of $2.3 million. In addition, interest expense for the three months ended March 31, 2021 was less than $0.1 million compared to $1.0 million for the same period a year ago. This is due to extinguishment of debt that occurred in the latter half of 2020.

Liquidity and Capital Resources

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $29.6 million and net cash used in operations of approximately $8.3 million for the three months ended March 31, 2021.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue, for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, facility costs and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2022.

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

We have an effective shelf registration statement on Form S-3 for the offer and sale of up to $400.0 million of our securities, of which approximately $290.5 million remains available for future offerings. We may pursue additional funding through the sale of our securities in one or more offerings under this registration statement, however we cannot assure you that we will be able to do so on favorable terms. If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we raise additional capital through the issuance of debt securities, we could incur fixed payment obligations and become subject to certain restrictive covenants, including limitations on our ability to incur additional debt and acquire or license intellectual property rights, and other operating restrictions that could restrict our ability to conduct our business.

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock. As of March 31, 2021, warrants to purchase 5,750,000 shares of our Series 1 preferred stock at an exercise price of $130.00 per share (equivalent to $13.00 per share of common stock) and warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share were outstanding. The preferred stock warrants expire on August 21, 2026 and the common warrants expire on November 3, 2025.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the quarter ended March 31, 2021, was $8.3 million compared to $16.3 million for the same period last year. The primary operating activities during the three months ended March 31, 2021, were (1) $11.3 million of net losses, (2) a non-cash loss of $2.3 million recognized from the change in the derivative warrant and private placement option fair value liability, (3) a non-cash loss of $0.5 million recognized upon the termination of the South San Francisco lease, and (4) $0.9 million share-based compensation expenses. These activities were partially offset by a $0.8 million decrease from changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities during the quarter ended March 31, 2021, was $0.9 million compared to net cash used in investing activities of less than $0.1 million for the same period last year. The cash provided by investing activities during the three months ended March 31, 2021, was primarily due to the proceeds from the sale of the Houston facilities' assets that were classified as assets held for sale at the year ended December 31, 2020.

Financing Activities

Net cash used in financing activities during the quarter ended March 31, 2021 was less than $0.1 million due to payment on financing lease obligations compared to net cash provided by financing activities of $2.0 million for the same period last year primarily due to stock offering proceeds.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the year ended December 31, 2020. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

There have been no material changes to the information provided under Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” which is included and described in the Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial and Officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Litigation” subheading in Note 7 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Summary of Risk Factors

There are a number of risks related to our business and our securities. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Risk Factors” below.
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

Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect additional risk factors since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021, or our Annual Report.

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of March 31, 2021, we had an accumulated deficit of $552.0 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of March 31, 2021, we had cash, restricted cash and cash equivalents of approximately $29.6 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Currently, substantial doubt exists that our cash, restricted cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first half of 2022. Our cash position, together with our short-term liabilities and anticipated operating losses due to continued research and development projects, raises substantial doubt about our ability to continue as a going concern.
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
If we are unable to raise additional funds on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or implement further reduction of costs for facilities and administration. For example, in October 2020, we announced that we implemented a restructuring plan, which included, among other things, a 79%

reduction in staff, from 68 to 14 full-time employees, by the end of 2020 and discontinuation of discovery research and new product development. We have incurred $2.5 million in restructuring expenses, including severance expenses of $1.2 million and the Houston office's impairment of $1.3 million. Moreover, if we do not raise such additional funds, there will continue to be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
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
Many of our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.*

Phase 1/2 clinical trials are ongoing for BPX-601 for the treatment of prostate and pancreatic cancer and for BPX-603 in HER2-positive solid tumors. We may not be able to commence clinical trials in the time frames we expect or we may encounter delays. For example, in December 2020, we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patient deaths in this or any of our clinical trials will not trigger additional clinical holds. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. For example, in October 2020, we announced that the first four pancreatic cancer patients treated with BPX-601 followed by repeat rimiducid dosing showed evidence of rimiducid-mediated CAR-T cell activation but clinically meaningful efficacy as measured by RECIST criteria was not observed. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

For example, the effects of government stay-at-home orders or related adjustments in our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, COVID-19 related delays in clinical trial enrollment, patient care, data availability, or monitoring may delay the timeline to our integrity of data from our trials and could affect their acceptability to the FDA or other regulatory authorities, which would represent significant setbacks for the applicable program. To date, we have experienced COVID-19-related impacts on screening and enrollment which may impact the speed of enrollment and the timing of data presentations from our ongoing studies. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In fact, in April 2020 M.D. Anderson informed the Company of its decision to temporarily halt all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this includes temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. M.D. Anderson subsequently restarted manufacturing but if the pandemic worsens and they again suspend research activities, we may be unable to enroll patients in our clinical trials until manufacturing resumes at the facility.

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
Adverse side effects or other safety risks associated with our product candidates could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon product candidates, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*
Adoptive cell therapy with T cells is associated with a range of potentially severe immune-mediated adverse effects. In third party clinical trials involving CAR-T cells, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR-T cells were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, several patients have also died in clinical trials by others involving CAR-T cells.
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

Specifically, genetically engineering T cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Kuur Therapeutics, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., NantKwest, Inc., Nkarta Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, and Ziopharm Oncology.

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
Pursuant to our restructuring plan announced in October 2020, we have reduced our staff to 10 employees as of March 31, 2021. This reduction in our staff included our Chief Financial Officer, our Chief Legal and Strategy Officer and various scientific personnel. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.

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

The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*
In August 2019, we completed an underwritten public offering of 575,000 shares of our Series 1 preferred stock and warrants to purchase up to 5,750,000 shares of our common stock. Concurrent with the public offering we entered into an agreement with certain institutional investors providing for a private placement, pursuant to which we agreed to sell at two or more separate closings, each at the option of the investors and subject to certain conditions, shares of Series 2 preferred stock and warrants to purchase common stock, and shares of Series 3 preferred stock and warrants to purchase common stock, for aggregate gross proceeds of up to $70.0 million. Pursuant to the terms of the securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the incurrence of indebtedness in excess of $1,000,000, the sale or license of certain of the Company’s technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not exercise their rights to purchase additional tranches of preferred stock and may not consent to us seeking additional funds through debt or other equity financings. In addition, potential additional investors in the Company may decline to do so because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
We are reliant on a third party to manufacture our clinical product candidates and may not be able to secure adequate manufacturing capacity.*
In April 2020, we announced the closing of the sale of our U.S. manufacturing facility to M.D. Anderson. When M.D. Anderson assumed ownership of the facility, we became reliant on M.D. Anderson to supply our current clinical product candidates. We have endeavored to structure the transaction in a manner that ensures availability of adequate capacity and priority access thereto for the continued clinical development of our product candidates. Given the complexity of the manufacturing processes for cellular therapies, M.D. Anderson may be unable to effectively manufacture or release our products in accordance with applicable cGMP standards, or may not have sufficient capacity to fulfill demand for products for our clinical trials, which could result in significant costs or delays to our programs.
We oversee a complex manufacturing supply chain of cellular therapy product candidates, viral vectors and small molecule drugs.*
Because of the complex nature of our cell therapy products, we need to oversee the manufacture of multiple components that require a diverse knowledge base and appropriate manufacturing personnel. The supply chain for these components is separate and distinct, and no single manufacturer can supply more than one component of each of our products. Additionally, it is likely that the cell therapy products will need to be made within an appropriate geographic location for the area in which the products will be utilized, so one cell therapy manufacturing facility may not be able to supply diverse geographic areas. Any lack of capabilities to store, freeze, thaw and infuse our cell therapies would adversely affect our business and prospects.
Our autologous GoCAR-T product candidates, including BPX-601 and BPX-603 are manufactured on a patient-by-patient basis using each patient’s own cells. Efficient manufacturing of these products relies upon our ability to sufficiently expand and activate the cells of patients who have undergone multiple lines of prior therapy, often including immunosuppressive chemotherapy. Manufacturing of GoCAR-T cells requires adequate supply of viral vector to genetically modify them. We rely on third parties to manufacture viral vector, and they may be unable to manufacture sufficient quantity and quality of virus to meet the demand from our clinical trials. Rimiducid, the small molecule drug used to activate both our iMC and iC9 switches, is a complex molecule to synthesize and is relatively insoluble and lipophilic, rendering it difficult to formulate. We have limited internal expertise in small molecule drug development and manufacturing, and we have identified specialty contract manufacturers to produce the rimiducid drug substance and drug product. It is uncertain whether the drug substance and drug product manufacturers will be able to manufacture sufficient quantity and quality of rimiducid to conduct the necessary non-clinical and clinical trials.

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
A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.*
We plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
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
•HIPAA, as amended by the Health and Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on covered entities, including certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by such physicians and their immediate family members, and beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided in the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives;
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
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties and/or withdrawal of product approval if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.*

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. Additionally, a company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community.*
The use of engineered T cells as potential cancer treatments is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. Many factors will influence whether our product candidates are accepted in the market, including:
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
•confusion or lack of understanding regarding the effects of rimiducid and optimal dose and schedule of rimiducid after immune cell therapy; and
•the effectiveness of our sales and marketing efforts.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.*
Market acceptance and sales of our product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our products will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our product candidates and/or payment to the physician for administering our product candidates. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies or lists of treatments for which third-party payors provide coverage and reimbursement. Third party payors may also have difficulty in determining the appropriate coverage of our product candidates, if approved, due to the fact that they are combination products that include a small molecule drug, rimiducid.
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
There have been executive, judicial and Congressional challenges to other aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January

1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Further, although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. Additionally, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through December 31, 2021 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.
Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period, beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.
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
We expect to experience pricing pressures in connection with the sale of any products that we may develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain adequate coverage and reimbursement for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and expected revenue and profitability which would have a material adverse effect on our business, prospects, financial condition and results of operations
Due to the novel nature of our technology and the small size of our target patient populations, we face uncertainty related to pricing and reimbursement for these product candidates.
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
Risks Related to Ownership of our Common Stock
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market.*
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On May 5, 2021, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5450(b)(2)(A), or the Market Value Rule, for continued listing on The Nasdaq Capital Market because the market value of our listed securities for 30 consecutive business days had been less than $35 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have until November 1, 2021, to regain compliance with the Market Value Rule. To regain compliance, the market value of our listed securities must close at $35 million or more for a minimum of 10 consecutive business days any time prior to November 1, 2021.

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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future
Our principal stockholders own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 11, 2021, our board of directors appointed Charles S. Grass as our principal accounting officer.
Mr. Grass, age 61, has served as a financial and accounting consultant to us since April 2021 and as our principal accounting officer since May 2021. Since June 2018, Mr. Grass has been employed at Attolon Consulting and served in VP of Finance and Senior Director of Finance roles for publicly traded life-science clients. Prior to Attolon Consulting, Mr. Grass served as Senior Director of Finance for Insmed Incorporated, a publicly traded life sciences company, from March 2014 to March 2018. Prior to Insmed Incorporated, Mr. Grass has held various positions in accounting and finance of increasing responsibility since 1986. Mr. Grass received a B.S. in Business Administration from the University of Nebraska.

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

4.7	Form of pre-funded warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783). filed with the SEC on November 2, 2020).

4.8	Form of warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No.001-36783), filed with the SEC on November 2, 2020).

10.1+	Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 14, 2021	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: May 14, 2021	By:	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer