Form 10-Q
period 2021-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2021-08-12
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

As of August 4, 2021, there were 8,397,803 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,278	$35,495
Restricted cash	1,501	1,501
Accounts receivable, interest and other receivables	904	2
Prepaid expenses and other current assets	1,229	802
Assets held for sale	—	1,643
Total current assets	23,912	39,443
Operating lease right-of-use assets	—	645
Property and equipment, net	40	189
Other assets	4	307
Total assets	$23,956	$40,584
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$760	$891
Accrued expenses and other current liabilities	4,457	4,165
Warrant derivative liability	9,629	10,345
Private placement option liability	5,277	7,803
Current portion of lease liabilities	17	825
Liabilities held for sale	—	672
Total current liabilities	20,140	24,701
Long-term lease liabilities	22	344
Total liabilities	20,162	25,045
Commitments and contingencies
Redeemable Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at June 30, 2021 and December 31, 2020; 452,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	18,036	18,036
Stockholders’ deficit:
Common stock, $0.01 par value; 80,000,000 shares authorized at June 30, 2021 and December 31, 2020; 8,465,549 shares issued and 8,397,803 shares outstanding at June 30, 2021; 8,385,650 shares issued and 8,317,904 shares outstanding at December 31, 2020	84	84
Treasury stock: 67,746 shares held at June 30, 2021 and December 31, 2020	(5,056)	(5,056)
Additional paid-in capital	545,285	543,561
Accumulated other comprehensive loss	(339)	(339)
Accumulated deficit	(554,216)	(540,747)
Total stockholders’ deficit	(14,242)	(2,497)
Total liabilities, preferred stock and stockholders' deficit	$23,956	$40,584

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Supply agreement	$700	$—	$700	$—
Total revenues	700	—	700	—
Operating expenses
Research and development	6,722	11,758	13,183	22,206
General and administrative	1,765	3,761	3,777	7,932
Total operating expenses	8,487	15,519	16,960	30,138
(Gain) loss on dispositions, net	—	(3,761)	464	(3,761)
Loss from operations	(7,787)	(11,758)	(16,724)	(26,377)
Other income (expense):
Interest income	8	28	18	382
Interest expense	(1)	(763)	(4)	(1,748)
Change in fair value of warrant and private placement option liabilities	5,579	(30,701)	3,242	2,125
Other expense	(1)	0	(1)	—
Total other income (expense)	5,585	(31,436)	3,255	759
Net loss	$(2,202)	$(43,194)	$(13,469)	$(25,618)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.22)	$(8.55)	$(1.34)	$(5.08)
Weighted-average shares outstanding, basic and diluted	10,108,388	5,052,234	10,071,882	5,045,965

Net loss	$(2,202)	$(43,194)	$(13,469)	$(25,618)
Other comprehensive loss:
Foreign currency translation adjustment	—	(49)	—	(62)
Comprehensive loss	$(2,202)	$(43,243)	$(13,469)	$(25,680)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2021
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	903	—	—	903
Exercise of restricted stock unit awards	—	—	369	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance, March 31, 2021	452,000	$18,036	8,386,019	$84	(67,746)	$(5,056)	$544,464	$(552,014)	$(339)	$(12,861)
Share-based compensation	—	—	—	—	—	—	821	—	—	821
Exercise of restricted stock unit awards	—	—	79,530	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(2,202)	—	(2,202)
Balance, June 30, 2021	452,000	$18,036	8,465,549	$84	(67,746)	$(5,056)	$545,285	$(554,216)	$(339)	$(14,242)

Six Months Ended June 30, 2020
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
1-for-10 Reverse Stock Split	—	—	—	(457)	—	—	457	—	—	—
Share-based compensation	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of common stock upon vesting of restricted stock units	—	—	1,045	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,000)	(160)	40,000	1	—	—	159	—	—	160
Comprehensive loss	—	—	—	—	—	—	—	17,576	(13)	17,563
Balance, March 31, 2020	534,000	$21,308	5,117,638	$51	(67,746)	$(5,056)	$513,623	$(515,449)	$(340)	$(7,171)
Share-based compensation	—	—	—	—	—	—	1,564	—	—	1,564
Issuance of common stock - Employee Stock Purchase Plan	—	—	9,526	—	—	—	65	—	—	65
Issuance of common stock upon vesting of restricted stock units	—	—	361	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(43,194)	(49)	(43,243)
Balance, June 30, 2020	534,000	$21,308	5,127,525	$51	(67,746)	$(5,056)	$515,252	$(558,643)	$(389)	$(48,785)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(13,469)	$(25,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,724	2,887
Depreciation and amortization expense	70	925
Change in fair value of warrant and private placement option liabilities	(3,242)	(2,125)
(Gain) loss on dispositions, net	464	(3,761)
Amortization of right-of-use assets	33	173
Accretion of lease liability	36	(535)
Amortization of deferred issuance costs	—	388
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(529)	176
Prepaid expenses and other assets	(426)	(160)
Accounts payable	(131)	(157)
Accrued liabilities and other	(612)	(2,662)
Net cash used in operating activities	(16,082)	(30,469)
Cash flows from investing activities:
Proceeds from sale of property and equipment, net	900	14,909
Purchases of property and equipment	—	(229)
Net cash provided by investing activities	900	14,680
Cash flows from financing activities:
Payment on debt	—	(10,000)
Proceeds from issuance of stock from employee stock purchase plan	—	65
Payment on financing lease obligations	(35)	(35)
Net cash used in financing activities	(35)	(9,970)
Effect of exchange rate changes on cash	—	(62)
Net change in cash, cash equivalents, and restricted cash	(15,217)	(25,821)
Cash, cash equivalents and restricted cash at beginning of period	36,996	93,816
Cash, cash equivalents and restricted cash at end of period	$21,779	$67,995

Supplemental cash flow information:
Cash paid during the period for interest	$—	$1,413
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payables and accrued liabilities	$—	$60
Conversion of redeemable preferred stock into common stock	$—	$160
Reclassification of property and equipment, net to assets held for sale	$—	$199
0
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

Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

The accompanying interim condensed financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, as of June 30, 2021, and December 31, 2020, the Company had an accumulated deficit of $554.2 million and $540.7 million, respectively, and at June 30, 2021, the Company had cash, cash equivalents and restricted cash of approximately $21.8 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents, revenues and other cash inflows will be insufficient to fund its operations for one year from the date these financial statements are issued, and therefore, substantial doubt about the entity’s ability to continue as a going concern exists. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability.

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
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2021 as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2020.
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

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$20,278	$35,495
Restricted cash	1,501	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$21,779	$36,996

In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The funds are required to be held for a period of up to 18 months subsequent to the April 14, 2020 closing date and are listed as Restricted cash at June 30, 2021, and December 31, 2020.
Disposition of Assets and Liabilities Held for Sale and Held for Use
In the fourth quarter of 2020, in connection with the Company's restructuring plan, Management elected to seek an exit to its leased manufacturing facility in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets and liabilities included a right-of-use asset of $0.5 million, property and equipment of $2.3 million and the related lease liability of $0.7 million. Based on the cost to exit the lease and the net realizable value of the related assets the Company recognized an impairment charge of $1.3 million in the fourth quarter of 2020.
The disposal of the assets and liabilities associated with the Houston facility was completed on February 26, 2021. Under the terms of the agreement a third party assumed the lease for the facility. In addition, the third party paid $1.1 million to the Company for substantially all of the property, and equipment associated with the location. The consideration included $0.9 million in cash and an unsecured promissory note for $0.2 million.
On March 15, 2021 the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million was returned to the Company in June 2021. The decision to exit this lease reflects the ability of the Company to carry on administrative function remotely. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1 million. The Company recognized a loss on termination of $0.5 million during the three months ended March 31, 2021 and six months ended June 30, 2021.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued payroll	$224	$1,029
Accrued patient treatment costs	2,108	899
Accrued manufacturing costs	140	24
Accrued professional services	404	294
Accrued other	1,581	1,919
Total accrued expenses and other current liabilities	$4,457	$4,165

Warrant Derivatives

Freestanding warrants are classified as liabilities in the accompanying condensed consolidated balance sheets as they are exercisable for multiple underlying instruments that are potentially redeemable. The Company accounts for these warrants at fair value on the date of issuance and are subject to re-measurement to fair value at each balance sheet date. Any change in fair value is recognized as a component of other income (expense) on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or a change in control, as defined. The warrants are freely exercisable at any time from the issuance date until the expiration date, provided exercise does not cause a warrant holder to exceed a pre-determined beneficial ownership limit.

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

Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted earnings per share is based on the more dilutive method of either the two-class method or the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the conversion of preferred stock to common stock, exercise of warrants to purchase common stock, exercise of stock options, and vesting of restricted stock units. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share.
The following outstanding shares of common stock equivalents were excluded from the computations of diluted net loss per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	June 30, 2021	June 30, 2020
Common Stock Equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	5,340,000
Warrants to purchase common stock	11,616,080	5,750,000
Private placement option	9,675,000	9,675,000
Options to purchase common stock	1,320,168	1,122,938
Unvested shares of restricted stock units	167,605	187,705
Total common stock equivalents	27,298,853	22,075,643

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

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value at June 30, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds and treasury bills	$12,478	$—	$—	$27,463	$—	$—
Total cash equivalents	$12,478	$—	$—	$27,463	$—	$—

As of June 30, 2021 and December 31, 2020, $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund.

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of June 30, 2021, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.89%	0.46%
Volatility	95.00%	90.00%
Expected term (years)	5.14	5.64

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

The fair value of the private placement option has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	June 30, 2021	December 31, 2020
Risk-free interest rate	1.26%	0.77%
Volatility	95.00%	90.00%
Expected term (years)	7.00	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis:

	Fair Value at June 30, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$9,629	$—	$—	$10,345
Private placement option liability	—	—	5,277	—	—	7,803
Total fair value	$—	$—	$14,906	$—	$—	$18,148

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

Components of lease cost are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance lease cost:
Amortization of leased asset	$6	$18	$16	$36
Interest on lease liabilities	1	6	5	12
Operating lease cost	1	194	55	499
Short-term lease cost	1	207	53	241
Total lease cost	$9	$425	$129	$788

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

All of the Public Warrants sold in the Offering have an exercise price of $13.00 per share of common stock or, in certain circumstances, for $130.00 per share of Series 1 Preferred Stock, subject to proportional adjustments in the event of stock splits or combinations or similar events. The Public Warrants will be immediately exercisable upon issuance, provided that the holder will be prohibited, subject to certain exceptions, from exercising a warrant for shares of common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The Public Warrants will expire on August 21, 2026, unless exercised prior to that date. No Public Warrants have been exercised as of the balance sheet date.

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

The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended June 30, 2021:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2020	$10,345	$7,803	$18,148
Change in fair value	(716)	(2,526)	(3,242)
Balance, June 30, 2021	$9,629	$5,277	$14,906

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 452,000 shares of Series 1 preferred stock issued and outstanding as of June 30, 2021. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of June 30, 2021.

As of June 30, 2021, the Company classified the Series 1 Preferred Stock as mezzanine equity, as the Series 1 preferred stock will be redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

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

NOTE 6 - SHARE-BASED COMPENSATION PLANS

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

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the ("2014 Plan"), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the "Share Reserve") will not exceed the sum of (i) 250,000 new shares, (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, (iii) an additional 500,000 shares that were approved at the Company's Annual Meeting of Stockholders in June 2020, (iv) an additional 500,000 shares that were approved at the Company's Annual Meeting of Stockholders in June 2021 and plus (v) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan was approved by the Company's stockholders, as such shares become available from time to time.

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

The following table summarizes the stock option activity for all stock plans during the six months ended June 30, 2021:

Options and Inducement Awards
Outstanding at December 31, 2020	1,510,968
Granted	143,000
Exercised	—
Forfeited	(333,800)
Outstanding at June 30, 2021	1,320,168
Exercisable at June 30, 2021	438,548

The following table summarizes the stock award activity for all stock plans during the six months ended June 30, 2021:

Restricted Stock Awards and Units
Outstanding at December 31, 2020	129,861
Granted	135,251
Vested	(95,001)
Forfeited	(2,506)
Outstanding at June 30, 2021	167,605

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the "ESPP") provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. During the six-month periods ended June 30, 2020, there were 9,526 shares purchased by employees under the ESPP. The ESPP has been suspended since December 2020, resulting in the inactivity during the first and second quarter of 2021. As of June 30, 2021, there were 18,488 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020
Deductions from employees	$—	$62
Share-based compensation expense recognized	—	46
Remaining share-based compensation expense	—	144

Share-Based Compensation Expense

The fair value of option grants is determined using the Black-Scholes option-pricing model and has been estimated with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2021	June 30, 2020
Risk-free interest rate	0.86%	1.24%
Volatility	90.54%	81.53%
Expected life (years)	5.59	6.04
Expected dividend yield	—	—

Share-based compensation expense by classification for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Research and development	$271	$661	$534	$1,209
General and administrative	550	903	1,190	1,678
Total	$821	$1,564	$1,724	$2,887

At June 30, 2021, total compensation cost not yet recognized was $3.5 million and the weighted-average period over which this amount is expected to be recognized is 1.6 years.

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

License Agreements - Baylor

In 2008, 2010, 2014 and 2016, the Company and Baylor College of Medicine (“BCM”) entered into license agreements pursuant to which the Company obtained exclusive rights to certain technologies and patent rights owned by BCM.

Under the 2014 license agreement, the Company is required to pay BCM a low annual maintenance fee on each anniversary of the agreement date. The Company is also required to make royalty payments in the low single digits, subject to certain annual minimums, on net sales of products covered by the license, and, to the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is also required to pay BCM a percentage in the low double-digits on all non-royalty income received from sublicensing revenue.

During the second quarter of 2021, the Company determined that $0.6 million of sublicense expense was incurred in 2019 through 2020 related to the Company's obligation to pay BCM a percentage of sublicense revenue earned by the Company under the 2014 license agreement. Management evaluated the impact of the adjustment and determined that the amount was immaterial to the consolidated financial statements for the current year and prior years. As such, the entire amount of $0.6 million was recorded during the three and six months ended June 30, 2021.

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

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2.0 million upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicensees under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event.

Takeda Supply Agreement

On May 4, 2021, the Company entered a multi-year supply agreement with Takeda Development Center Americas, Inc. (Takeda). The Company will supply Takeda with rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The Company generated revenue of $0.7 million for the six months ended June 30, 2021, with the possibility of additional revenue from future sales.

Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019 plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020 with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020 Bellicum filed a demurrer and motion to strike the fourth amended complaint, which currently is set for hearing on September 3, 2021. A trial date has not been set in the case.

Compliance with NASDAQ Listing Rules

On May 5, 2021, the Company was notified by The Nasdaq Stock Market LLC, or Nasdaq, that the Company was in breach of Listing Rule 5450(b)(2)(A), or the Market Value Rule, for continued listing on The Nasdaq Capital Market because the market value of the Company's listed securities for 30 consecutive business days had been less than $35 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has until November 1, 2021, to regain compliance with the Market Value Rule. To regain compliance, the market value of the Company's listed securities must close at $35 million or more for a minimum of 10 consecutive business days any time prior to November 1, 2021.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, or our Annual Report, as well as our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

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

•BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with metastatic castration-resistant prostate cancer or pancreatic cancer expressing PSCA is ongoing.

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

Impact of COVID-19

In 2019, a novel strain of coronavirus, which causes COVID-19, was identified. Due to the rapid and global spread of the virus, on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To slow the proliferation of COVID-19, governments have implemented extraordinary measures, which have included the mandatory closure of businesses, restrictions on travel, and quarantine and physical distancing requirements.We have not experienced and do not anticipate a substantial impact to our operations as a result of the pandemic or these government measures. However, depending the duration and severity of the pandemic, we could experience impact in the future, including with respect to the operations of our manufacturing partners, clinical trial sites and regulatory agencies, all of which we are substantially dependent upon for our business. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change	Six Months Ended		Change
(in thousands)	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Revenues	$700	$—	$700	$700	$—	$700
Operating expenses:
Research and development	6,722	11,758	(5,036)	13,183	22,206	(9,023)
General and administrative	1,765	3,761	(1,996)	3,777	7,932	(4,155)
Total operating expenses	8,487	15,519	(7,032)	16,960	30,138	(13,178)
(Gain) loss on dispositions, net	—	(3,761)	3,761	464	(3,761)	4,225
Loss from operations	(7,787)	(11,758)	3,971	(16,724)	(26,377)	9,653
Other income (expense):
Interest income	8	28	(20)	18	382	(364)
Interest expense	(1)	(763)	762	(4)	(1,748)	1,744
Change in fair value of warrant and private placement option liabilities	5,579	(30,701)	36,280	3,242	2,125	1,117
Other expense	(1)	—	(1)	(1)	—	(1)
Total other income (expense)	5,585	(31,436)	37,021	3,255	759	2,496
Net loss	$(2,202)	$(43,194)	$40,992	$(13,469)	$(25,618)	$12,149

Revenues

The increase in revenues for the three and six months ended June 30, 2021, compared to the same periods last year, was related to the supply agreement with Takeda Development Center Americas, Inc. (Takeda) for the supply of rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The supply was fulfilled in May 2021 which generated revenue of $0.7 million.

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended June 30, 2021, compared to the same period last year, was primarily due to reduced expenses related to reduced rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2020. This resulted in a $3.1 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $1.2 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation and R&D related overhead expense decreased by $0.7 million due to the exit of manufacturing facility, related laboratories and office space.

The decrease in R&D expenses for the six months ended June 30, 2021, compared to the same period last year, was primarily due to reduced expenses related to reduced rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2020. This resulted in a $6.5 million reduction in salaries, benefits, travel, and share-based compensation related charges and a $0.9 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense and R&D related overhead expense decreased $1.6 million due to the exit of manufacturing facility, related laboratories and office space.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended June 30, 2021, compared to the same period last year, was primarily due to the aforementioned reduction in force that reduced employee-related charges by $1.6 million as well as the reduction in rivo-cel related commercialization activities that reduced charges by $0.4 million

The decrease in G&A expenses for the six months ended June 30, 2021, compared to the same period last year, was primarily due to the aforementioned reduction in force that reduced employee-related charges by $3.3 million as well as the reduction in rivo-cel related commercialization activities that reduced charges by $0.9 million.

Gain on dispositions, net

The decrease in gain on dispositions, net, for the three and six months ended June 30, 2021, compared to the same period last year, was primarily due to the disposal of the clinical supply manufacturing facility to M.D. Anderson in the second quarter of 2020 which resulted a gain in 2020. However, there was only a loss on termination of $0.5 million in the first quarter of 2021 as a result of the early termination of the South San Francisco office space.

Other Income (Expense)

Other expense primarily consists of interest expense, partially offset by interest income, and changes in fair values of our warrant liability and the private placement option, which are remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant liability and private placement option, we may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants and options.

The increase in other income for the three months ended June 30, 2021, compared to the same period last year, was primarily due to a $5.6 million gain recognized from the change in fair value of our warrant and private placement option liabilities, whereas the same period last year had a $30.7 million loss. The gain recognized during the three months ended June 30, 2021 was driven primarily by a decrease in our stock price over the period.

The increase in other income for the six months ended June 30, 2021, compared to the same period last year, was primarily due to a $3.2 million gain recognized from the change in fair value of our warrant and private placement option liabilities. The gain recognized during the six months ended June 30, 2021 was driven primarily by a decrease in our stock price over the period.

Liquidity and Capital Resources

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2021, we had cash, cash equivalents and restricted cash of $21.8 million and net cash used in operations of approximately $16.1 million for the six months ended June 30, 2021.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue for at least the next 12 months. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2022.

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

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock if our stock price sufficiently increases. As of June 30, 2021, warrants to purchase 5,750,000 shares of our Series 1 preferred stock at an exercise price of $130.00 per share (equivalent to $13.00 per share of common stock) and warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share were outstanding. The preferred stock warrants expire on August 21, 2026 and the common warrants expire on November 3, 2025.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was $16.1 million compared to $30.5 million for the same period last year. The changes in cash flow from operating activities during the six months ended June 30, 2021 were due to $13.5 million of net losses, a non-cash gain of $3.2 million recognized from the change in the derivative warrant and private placement option fair value liability and a $1.7 million decrease from changes in operating assets and liabilities. This was partially offset by $1.7 million of share-based compensation and $0.1 million of depreciation expense.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2021 was $0.9 million compared to $14.7 million for the same period last year. The change in cash flow from investing activities during the six months ended June 30, 2021 was due to $0.9 million net proceeds received from the sale of property and equipment. Cash provided by investing activities for the same period last year was due to $14.9 million of proceeds from the sale of property and equipment.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2021 was less than $0.1 million on financing lease obligations compared to net cash used in financing activities of $10.0 million for the same period last year primarily due to principal debt repayments.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In May 2021, we announced the appointment of a new principal accounting officer, who was appointed to assist with SEC and technical reporting as well as general financial reporting and technical accounting matters, in order to improve our internal control over financial reporting. There were no other changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.
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

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.*
We are a clinical stage biopharmaceutical company, with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of June 30, 2021, we had an accumulated deficit of $554.2 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of June 30, 2021, we had cash, restricted cash and cash equivalents of approximately $21.8 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Currently, substantial doubt exists that our cash, restricted cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least the first half of 2022. Our cash position, together with our short-term liabilities and anticipated operating losses due to continued research and development projects, raises substantial doubt about our ability to continue as a going concern.

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

Our business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.*
Our business could be adversely affected by health epidemics in regions in which we have operations or conduct research activities or clinical trials. Such health epidemics could also affect the business or operations of contract manufacturers, raw material suppliers, clinical trial sites, and other third parties with whom we conduct business.
For example, the effects of government stay-at-home orders or related adjustments in our business are likely to negatively impact productivity, disrupt our business and delay our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.
Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, COVID-19 related delays in clinical trial enrollment, patient care, data availability, or monitoring may delay the timeline to our integrity of data from our trials and could affect their acceptability to the FDA or other regulatory authorities, which would represent significant setbacks for the applicable program. To date, we have experienced COVID-19-related impacts on screening and enrollment which may impact the speed of enrollment and the timing of data presentations from our ongoing studies. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In fact, in April 2020 M.D. Anderson temporarily halted all research activity in order to reduce the spread and impact of COVID-19 on their institution and their patients and this included temporarily suspending activity in the manufacturing facility in which the product candidates for our clinical development programs are manufactured. M.D. Anderson subsequently restarted manufacturing but if the pandemic worsens and they again suspend research activities, we may be unable to enroll patients in our clinical trials until manufacturing resumes at the facility.
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

Specifically, genetically engineering T cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., Fate Therapeutics Inc., GlaxoSmithKline plc, Intrexon Corporation, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, MolMed S.p.A., Mustang Bio, Inc., NantKwest, Inc., Nkarta Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precision Biosciences, Inc., Takeda Pharmaceutical Co, and Ziopharm Oncology.

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
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management, and could harm our internal control over financial reporting.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
Primarily due to our restructuring plan announced in October 2020, we have reduced our staff to 6 employees as of June 30, 2021. This reduction in our staff included our Chief Financial Officer, our Chief Legal and Strategy Officer and various scientific personnel. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
Furthermore, we have identified and may continue to identify deficiencies in our internal control over financial reporting due in part to our limited staffing and resources. If we are unable to maintain effective controls over financial reporting, it is possible that a misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis . We have implemented and continue to implement measures designed to improve our internal control over financial reporting, including the retention of accounting consultants to assist in areas of complex accounting and financial reporting. However, if we are unsuccessful in maintaining the effectiveness of our internal control over financial reporting, the accuracy and timing of our financial reporting may be harmed, which could result in, among other things, restatements of our financial statements, failure to comply with SEC requirements, loss of investor confidence in our financial reporting, and a decline in our stock price.
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

The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*
In August 2019, we completed an underwritten public offering of 575,000 shares of our Series 1 preferred stock and warrants to purchase up to 5,750,000 shares of our common stock. Concurrent with the public offering we entered into an agreement with certain institutional investors providing for a private placement, pursuant to which we agreed to sell at two or more separate closings, each at the option of the investors and subject to certain conditions, shares of Series 2 preferred stock and warrants to purchase common stock, and shares of Series 3 preferred stock and warrants to purchase common stock, for aggregate gross proceeds of up to $70.0 million. Pursuant to the terms of the securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the incurrence of indebtedness in excess of $1,000,000, the sale or license of certain of the Company's technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not exercise their rights to purchase additional tranches of preferred stock and may not consent to us seeking additional funds through debt or other equity financings. In addition, potential additional investors in the Company may decline to do so because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
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

There have been executive, judicial and Congressional challenges to other aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
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
Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period, beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN model interim final rule shall not commence earlier than sixty(60) days after publication of that regulation in the Federal Register. In addition, based on a recent executive order, the Biden administration expressed its intent to pursue policy initiatives to reduce drug prices. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

3.2
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 19, 2019).

3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 23, 2014).

4.1	Reference is made to Exhibits 3.1 3.2 and 3.3.

4.2
Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

4.3
Registration Rights Agreement by and among the Registrant and Baker Brothers Life Sciences, LP, and two of its affiliated funds, dated January 15, 2016 (incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K, filed with the SEC on March 14, 2016).

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

10.1+
Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783) filed with the SEC on June 17, 2021).

10.2*	License Agreement by and between the Registrant and BioVec Pharma, Inc., dated as of June 4, 2015.

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
+	Indicates management contract or compensatory plan.
*
Certain portions of this exhibit (indicated by “[***]”) have been excluded pursuant to Item 601(b)(10) of Regulation S-K because they are both not material and are the type that the Registrant treats as private or confidential

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: August 12, 2021	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer

Date: August 12, 2021	By:	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer