Form 10-Q
period 2021-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2021-11-04
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of October 27, 2021, there were 8,397,803 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	67

SIGNATURES		69

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,266	$35,495
Restricted cash	1,501	1,501
Accounts receivable, interest and other receivables	556	2
Prepaid expenses and other current assets	1,019	802
Assets held for sale	—	1,643
Total current assets	22,342	39,443
Operating lease right-of-use assets	—	645
Property and equipment, net	27	189
Other assets	4	307
Total assets	$22,373	$40,584
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$521	$891
Accrued expenses and other current liabilities	5,339	4,165
Warrant derivative liability	7,842	10,345
Private placement option liability	2,800	7,803
Current portion of lease liabilities	—	825
Liabilities held for sale	—	672
Total current liabilities	16,502	24,701
Long-term lease liabilities	—	344
Total liabilities	16,502	25,045
Commitments and contingencies
Redeemable Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at September 30, 2021 and December 31, 2020; 452,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	18,036	18,036
Stockholders’ deficit:
Common stock, $0.01 par value; 80,000,000 shares authorized at September 30, 2021 and December 31, 2020; 8,465,549 shares issued and 8,397,803 shares outstanding at September 30, 2021; 8,385,650 shares issued and 8,317,904 shares outstanding at December 31, 2020	84	84
Treasury stock: 67,746 shares held at September 30, 2021 and December 31, 2020	(5,056)	(5,056)
Additional paid-in capital	546,138	543,561
Accumulated other comprehensive loss	(348)	(339)
Accumulated deficit	(552,983)	(540,747)
Total stockholders’ deficit	(12,165)	(2,497)
Total liabilities, redeemable preferred stock and stockholders' deficit	$22,373	$40,584

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Supply agreement	$—	$—	$700	$—
License revenue	5,000	—	5,000	—
Total revenues	5,000	—	5,700	—
Operating expenses
Research and development	6,348	8,140	19,531	30,346
General and administrative	1,681	4,163	5,458	12,095
Total operating expenses	8,029	12,303	24,989	42,441
(Gain) loss on dispositions, net	14	—	478	(3,761)
Loss from operations	(3,043)	(12,303)	(19,767)	(38,680)
Other income (expense):
Interest income	6	10	24	392
Interest expense	—	(725)	(4)	(2,473)
Change in fair value of warrant and private placement option liabilities	4,264	12,131	7,506	14,256
Other income	6	0	5	—
Total other income (expense)	4,276	11,416	7,531	12,175
Net income (loss)	$1,233	$(887)	$(12,236)	$(26,505)
Less: undistributed earnings to participating securities	(469)	—	—	—
Net income (loss) attributable to common shareholders	$764	$(887)	$(12,236)	$(26,505)

Net income (loss) per common share attributable to common shareholders, basic	$0.08	$(0.18)	$(1.21)	$(5.25)
Net income (loss) per common share attributable to common shareholders, diluted	$0.07	$(0.18)	$(1.21)	$(5.25)

Weighted-average shares outstanding, basic	10,108,388	5,059,779	10,086,246	5,050,603
Weighted-average shares outstanding, diluted	10,194,668	5,059,779	10,086,246	5,050,603

Net income (loss)	$1,233	$(887)	$(12,236)	$(26,505)
Other comprehensive loss:
Foreign currency translation adjustment	(9)	36	(9)	(26)
Net comprehensive income (loss)	$1,224	$(851)	$(12,245)	$(26,531)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2021
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	903	—	—	903
Exercise of restricted stock unit awards	—	—	369	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance, March 31, 2021	452,000	$18,036	8,386,019	$84	(67,746)	$(5,056)	$544,464	$(552,014)	$(339)	$(12,861)
Share-based compensation	—	—	—	—	—	—	821	—	—	821
Exercise of restricted stock unit awards	—	—	79,530	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(2,202)	—	(2,202)
Balance, June 30, 2021	452,000	$18,036	8,465,549	$84	(67,746)	$(5,056)	$545,285	$(554,216)	$(339)	$(14,242)
Share-based compensation	—	—	—	—	—	—	853	—	—	853
Comprehensive income	—	—	—	—	—	—	—	1,233	(9)	1,224
Balance, September 30, 2021	452,000	$18,036	8,465,549	$84	(67,746)	$(5,056)	$546,138	$(552,983)	$(348)	$(12,165)

Nine Months Ended September 30, 2020
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	21,468	5,076,593	507	(67,746)	(5,056)	511,684	(533,025)	(327)	(26,217)
1-for-10 Reverse Stock Split	—	—	—	(457)	—	—	457	—	—	—
Share-based compensation	—	—	—	—	—	—	1,323	—	—	1,323
Issuance of common stock upon vesting of restricted stock units	—	—	1,045	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,000)	(160)	40,000	1	—	—	159	—	—	160
Comprehensive loss	—	—	—	—	—	—	—	17,576	(13)	17,563
Balance, March 31, 2020	534,000	$21,308	5,117,638	$51	(67,746)	$(5,056)	$513,623	$(515,449)	$(340)	$(7,171)
Share-based compensation	—	—	—	—	—	—	1,564	—	—	1,564
Issuance of common stock - Employee Stock Purchase Plan	—	—	9,526	—	—	—	65	—	—	65
Issuance of common stock upon vesting of restricted stock units	—	—	361	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(43,194)	(49)	(43,243)
Balance, June 30, 2020	534,000	$21,308	5,127,525	$51	(67,746)	$(5,056)	$515,252	$(558,643)	$(389)	$(48,785)
Share-based compensation	—	—	—	—	—	—	1,606	—	—	1,606
Comprehensive loss	—	—	—	—	—	—	—	(887)	36	(851)
Balance, September 30, 2020	534,000	$21,308	5,127,525	$51	(67,746)	$(5,056)	$516,858	$(559,530)	$(353)	$(48,030)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(12,236)	$(26,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,577	4,493
Depreciation and amortization expense	90	1,229
Change in fair value of warrant and private placement option liabilities	(7,506)	(14,256)
(Gain) loss on dispositions, net	478	(3,761)
Amortization of right-of-use assets	33	297
Accretion of lease liability	23	371
Amortization of deferred issuance costs	—	550
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(181)	178
Prepaid expenses and other assets	(216)	103
Accounts payable	(370)	(1,345)
Accrued liabilities and other	230	(4,629)
Net cash used in operating activities	(17,078)	(43,275)
Cash flows from investing activities:
Proceeds from sale of property and equipment, net	900	14,909
Purchases of property and equipment	(7)	(807)
Net cash provided by investing activities	893	14,102
Cash flows from financing activities:
Payment on debt	—	(10,000)
Proceeds from issuance of stock from employee stock purchase plan	—	65
Payment on financing lease obligations	(35)	(56)
Net cash used in financing activities	(35)	(9,991)
Effect of exchange rate changes on cash	(9)	(26)
Net change in cash, cash equivalents, and restricted cash	(16,229)	(39,190)
Cash, cash equivalents and restricted cash at beginning of period	36,996	93,816
Cash, cash equivalents and restricted cash at end of period	$20,767	$54,626

Supplemental cash flow information:
Cash paid during the period for interest	$—	$1,973
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payables and accrued liabilities	—	859
Leasehold improvements paid by landlord	—	113
Conversion of redeemable preferred stock into common stock	—	160
Reclassification of property and equipment, net to assets held for sale	—	199
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

The accompanying interim condensed financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, as of September 30, 2021, and December 31, 2020, the Company had an accumulated deficit of $553.0 million and $540.7 million, respectively, and at September 30, 2021, the Company had cash, cash equivalents and restricted cash of approximately $20.8 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents, revenues and other cash inflows will be insufficient to fund its operations for one year from the date these financial statements are issued, and therefore, substantial doubt about the entity’s ability to continue as a going concern exists. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability.

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

The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents are sufficient to fund operations through at least the next twelve months from the date the accompanying interim financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of debt, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals. Moreover, if the Company does not obtain such additional funds, there could be substantial doubt about its ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to the Company's stockholders and other security holders.
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Revenue Recognition
The Company’s sources of revenue during the nine months ended September 30, 2021 are from its supply agreement with Takeda Development Center Americas, Inc. (“Takeda”) and from its licensing agreement with The University of Texas MD Anderson Cancer Center (“MD Anderson”).
Supply of Product
The promised product in supply agreement with Takeda consists of rimiducid including any components, drug substance, raw materials and/or excipients to be supplied by the Company. Revenue is generally recognized upon the transfer of control of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.
Licenses of Intellectual Property
The promised services in license agreement with MD Anderson consists of certain option and license rights to the Company’s intellectual property. If the license to the Company's intellectual property is determined to be distinct from the other performance obligations identified in the arrangement and when management believes the license to its intellectual property and products has stand-alone value, revenue is recognized from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over a period of time or at a point in time. If over a period of time, the

Company evaluates the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments
At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.
Royalty Revenues
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, no royalties have been received.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2021 as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2020.
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

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$19,266	$35,495
Restricted cash	1,501	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$20,767	$36,996
In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The funds are required to be held for a period of 18 months subsequent to the April 14, 2020 closing date or until any outstanding claims against the escrow are resolved, and are listed as Restricted cash at September 30, 2021, and December 31, 2020.
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

On March 15, 2021 the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million was returned to the Company in June 2021. The decision to exit this lease reflects the ability of the Company to carry on administrative function remotely. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1 million. The Company recognized a loss on termination of $0.5 million during the first quarter of 2021.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued payroll	$278	$1,071
Accrued patient treatment costs	2,507	899
Accrued clinical research costs	1,658	1,562
Accrued manufacturing costs	252	41
Accrued professional services	289	279
Accrued other	355	313
Total accrued expenses and other current liabilities	$5,339	$4,165

Certain prior year amounts have been reclassified to conform to the 2021 presentation. Expenses related to clinical studies totaling $1.2 million were reclassified from Accrued Other to Accrued Clinical Research Costs. Another $0.1 million for expenses related to drug manufacture and professional consulting services were reclassified from Accrued Other to Accrued Manufacturing Costs and Accrued Professional Services.
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
Net Income (Loss) and Net Income (Loss) per Share of Common Stock Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is based on the more dilutive method of either the two-class method or the treasury stock method. Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Undistributed earnings allocated to participating securities are subtracted from net income in determining net income attributable to common stockholders. Diluted net income (loss) per share gives effect to dilutive stock options, warrants and other potentially dilutive common stock equivalents outstanding during the period, assuming the exercise of all “in-the-money” common stock equivalents based on the average market price during the period. For periods of a net loss position, since the participating securities are not contractually obligated to share losses with the common stockholders, the diluted loss per share is calculated similarly to basic loss per share.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss) per share - basic:
Net income (loss)	$1,233	$(887)	$(12,236)	$(26,505)
Less: undistributed earnings to participating securities	(469)	—	—	—
Net income (loss) attributable to common shareholders	$764	$(887)	$(12,236)	$(26,505)

Weighted-average shares outstanding, basic	10,108,388	5,059,779	10,086,246	5,050,603
Basic net income (loss) per share	$0.08	$(0.18)	$(1.21)	$(5.25)

Net income (loss) per share - diluted:
Net income (loss) attributable to common shareholders, basic	$764	$(887)	$(12,236)	$(26,505)

Weighted-average shares outstanding, basic	10,108,388	5,059,779	10,086,246	5,050,603
Effect of dilutive securities:
Stock options and restricted stock units	86,280	—	—	—
Weighted-average shares outstanding, diluted	10,194,668	5,059,779	10,086,246	5,050,603
Diluted net income (loss) per share	$0.07	$(0.18)	$(1.21)	$(5.25)

The following outstanding shares of common stock equivalents were excluded from the computations of diluted net income (loss) per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	September 30, 2021	September 30, 2020
Common Stock Equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	5,340,000
Warrants to purchase common stock	11,616,080	5,750,000
Private placement option	9,675,000	9,675,000
Options to purchase common stock	1,985,277	1,142,470
Unvested shares of restricted stock units	168,980	182,227
Total common stock equivalents	27,965,337	22,089,697

New Accounting Requirements and Disclosures

Fair Value Measurement

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies fair value disclosures and removes some disclosure requirements for both public and private companies. In addition, public companies are subject to some new disclosure requirements which requires to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard effective January 1, 2020 with no impact on its financial statements.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The guidance eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This guidance also includes guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020 with no impact on its financial statements.

Investments

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction of the accounting for equity securities, investments accounted for under the equity method, and certain forward contracts and purchased options. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted the standard effective January 1, 2021 with no impact on its consolidated financial statements.

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value at September 30, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds and treasury bills	$12,481	$—	$—	$27,463	$—	$—
Total cash equivalents	$12,481	$—	$—	$27,463	$—	$—

As of September 30, 2021 and December 31, 2020, $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund.

Money market funds, U.S. Treasury, U.S. government agency-backed securities, corporate debt securities and municipal bonds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability

The Company's financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability. As of September 30, 2021, the fair values of the warrant derivative liability and the private placement option liability are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year.

Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.95%	0.46%
Volatility	95.00%	90.00%
Expected term (years)	4.89	5.64

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

The fair value of the private placement option has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	September 30, 2021	December 31, 2020
Risk-free interest rate	1.33%	0.77%
Volatility	95.00%	90.00%
Expected term (years)	7.00	7.00

The following table provides the warrant derivative and private placement option reported at fair value and measured on a recurring basis:

	Fair Value at September 30, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$7,842	$—	$—	$10,345
Private placement option liability	—	—	2,800	—	—	7,803
Total fair value	$—	$—	$10,642	$—	$—	$18,148

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

Components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Finance lease cost:
Amortization of leased asset	$—	$18	$16	$54
Interest on lease liabilities	—	5	5	17
Operating lease cost	1	169	56	668
Short-term lease cost	—	235	53	476
Total lease cost	$1	$427	$130	$1,215

NOTE 4 - PUBLIC OFFERING AND PRIVATE PLACEMENT
November 2020 Underwritten Offering
In November 2020, the Company closed an underwritten offering of 1,040,000 shares of its common stock, pre-funded warrants to purchase 3,109,378 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 4,149,378 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $6.025 and $6.024 for each pre-funded warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock. The common warrants were immediately exercisable at an exercise price of $6.50 per share of common stock and will expire five years from the date of issuance, or November 3, 2025. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company were approximately $25.0 million before deducting underwriting discounts and commissions and other offering expenses.

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

Decrease in the Company's common stock price and the time to expiration of both warrant derivative and private placement option had the most impact on the fair value. The following table reflects the fair value roll forward reconciliation of the warrant derivative and private placement option liabilities for the period ended September 30, 2021:

(in thousands)	Warrant Derivative Liability	Private Placement Option Liability	Total
Balance, December 31, 2020	$10,345	$7,803	$18,148
Change in fair value	(2,503)	(5,003)	(7,506)
Balance, September 30, 2021	$7,842	$2,800	$10,642

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 452,000 shares of Series 1 preferred stock issued and outstanding as of September 30, 2021. There were no shares of Series 2 or 3 preferred stock issued and outstanding as of September 30, 2021.

As of September 30, 2021, the Company classified the Series 1 Preferred Stock as mezzanine equity, as the Series 1 preferred stock will be redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

The Series 1 Preferred Stock is not currently redeemable and is only redeemable upon the fifth (5th) anniversary of the initial issue date or upon a fundamental change in a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is unnecessary if it is not probable that the instrument will become redeemable. As of September 30, 2021, the Company did not accrete the Series 1 Preferred Stock to its redemption amount.

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

NOTE 6 - SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan (the "2019 Plan"), which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over two to four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the (“2014 Plan”), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the “Share Reserve”) will not exceed the sum of (i) 250,000 new shares, (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, (iii) an additional 500,000 shares that were approved at the Company's Annual Meeting of Stockholders in June 2020, (iv) an additional 500,000 shares that were approved at the Company's Annual Meeting of Stockholders in June 2021 and plus (v) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan were approved by the Company's stockholders, as such shares become available from time to time.

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

The following table summarizes the stock option activity for all stock plans during the nine months ended September 30, 2021:

Options and Inducement Awards
Outstanding at December 31, 2020	1,510,968
Granted	823,000
Exercised	—
Forfeited	(348,691)
Outstanding at September 30, 2021	1,985,277
Exercisable at September 30, 2021	466,587

The following table summarizes the stock award activity for all stock plans during the nine months ended September 30, 2021:

Restricted Stock Awards and Units
Outstanding at December 31, 2020	129,861
Granted	136,626
Vested	(95,001)
Forfeited	(2,506)
Outstanding at September 30, 2021	168,980

2014 Employee Stock Purchase Plan

The 2014 Employee Stock Purchase Plan (the “ESPP”) provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company's common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. During the nine-month periods ended September 30, 2020, there were 9,526 shares purchased by employees under the ESPP. The ESPP has been suspended since December 2020, resulting in the inactivity during the first, second, and third quarter of 2021. As of September 30, 2021, there were 18,488 shares available for issuance under the ESPP.

A summary of activity within the ESPP follows:

	Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Deductions from employees	$—	$116
Share-based compensation expense recognized	—	70
Remaining share-based compensation expense	—	113

Share-Based Compensation Expense

The fair value of option grants is determined using the Black-Scholes option-pricing model and has been estimated with the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Risk-free interest rate	0.84%	1.18%
Volatility	90.35%	81.78%
Expected life (years)	5.63	6.03
Expected dividend yield	—	—

Share-based compensation expense by classification for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Research and development	$296	$668	$829	$1,877
General and administrative	557	938	1,748	2,616
Total	$853	$1,606	$2,577	$4,493

At September 30, 2021, total compensation cost not yet recognized was $4.0 million and the weighted-average period over which this amount is expected to be recognized is 1.6 years.

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

During the second quarter of 2021, the Company determined that $0.6 million of sublicense expense was incurred in 2019 through 2020 related to the Company's obligation to pay BCM a percentage of sublicense revenue earned by the Company under the 2014 license agreement. Management evaluated the impact of the adjustment and determined that the amount was immaterial to the consolidated financial statements for the current year and prior years. As such, the entire amount of $0.6 million was recorded during the second quarter in 2021. During the third quarter of 2021, the Company earned additional sublicense revenue and therefore recorded an obligation to pay the sublicense expense of $0.5 million.

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

Takeda Supply Agreement

On May 4, 2021, the Company entered a multi-year supply agreement with Takeda Development Center Americas, Inc. (Takeda). The Company will supply Takeda with rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The Company generated revenue of $0.7 million for the nine months ended September 30, 2021, with the possibility of additional revenue from future sales.
MD Anderson License Agreements

On January 22, 2019, the Company entered into a licensing and commercialization agreement with MD Anderson (the "2019 MD Anderson License Agreement"). Under the 2019 MD Anderson License Agreement, the Company granted MD Anderson non-exclusive rights in certain Caspase-9 and related technologies and use of a small molecule known as rimiducid in a certain cell therapy program. During the fourth quarter of 2019, and under the terms of the 2019 MD Anderson License Agreement, MD Anderson exercised an option to grant a non-exclusive sublicense of the rights licensed by the Company to MD Anderson. MD Anderson, as a result of this exercise, granted a sublicense that entitled the Company to receive as consideration an upfront license fee as well as additional future annual maintenance fees, milestone payments related to the achievement of pre-specified development, regulatory, and commercialization events, and royalties on net sales of licensed products.

On August 31, 2021, the Company entered into a second licensing and commercialization agreement with MD Anderson (the “2021 MD Anderson Option and License Agreement”). Under the 2021 MD Anderson Option and License Agreement, MD Anderson has certain rights to the use of CaspaCIDe and rimiducid in product candidates nominated under the agreement, and receives an option to a non-exclusive license to the technology in these candidates. Upon exercise of an option and sublicense of a product candidate to a third party, the Company is entitled to a sublicense execution fee, a percentage of certain consideration received by MD Anderson for the sublicense, an annual maintenance fee, and a percentage royalty on net sales of licensed products. During the third quarter of 2021, the Company received an upfront payment of $5.0 million upon execution of the agreement and granted licenses for two nominated programs.
Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019 plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020 with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020 Bellicum filed a demurrer and motion to strike the fourth amended complaint, which currently is set for hearing on November 23, 2021. A trial date has not been set in the case.
Compliance with NASDAQ Listing Rules

On May 5, 2021, the Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”), that the Company was in breach of Listing Rule 5450(b)(2)(A) (the “Market Value Rule”), for continued listing on The Nasdaq Capital Market because the market value of the Company's listed securities for 30 consecutive business days had been less than $35 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a grace period until November 1, 2021, to regain compliance with the Market Value Rule by maintaining a market value of listed securities $35 million or more for a minimum of 10 consecutive business days any time prior to November 1, 2021. On November 2, 2021, Nasdaq notified the Company that it had not regained compliance with the Market Value Rule by November 1, 2021, and unless the Company requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by November 9, 2021, the Company’s securities will be delisted from Nasdaq. The Company intends to timely request a hearing before the Panel to appeal this determination, which the Company expects will stay any further action by Nasdaq until the conclusion of the hearing process.

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

On May 5, 2021, we were notified by Nasdaq that we were in breach of Listing Rule 5450(b)(2)(A) (the “Market Value Rule”) for continued listing on The Nasdaq Capital Market because the market value of our listed securities for 30 consecutive business days had been less than $35 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were granted a grace period until November 1, 2021, to regain compliance with the Market Value Rule by maintaining a market value of listed securities $35 million or more for a minimum of 10 consecutive business days any time prior to November 1, 2021. On November 2, 2021, Nasdaq notified us that we had not regained compliance with the Market Value Rule by November 1, 2021, and unless we request a hearing before the Nasdaq Hearings Panel (the “Panel”) by November 9, 2021, our securities will be delisted from Nasdaq. We intend to timely request a hearing before the Panel to appeal this determination, which we expect will stay any further action by Nasdaq until the conclusion of the hearing process.

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

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change	Nine Months Ended		Change
(in thousands)	September 30, 2021	September 30, 2020		September 30, 2021	September 30, 2020
Revenues
Supply agreement	$—	$—	$—	$700	$—	$700
License revenue	5,000	—	5,000	5,000	—	5,000
Total revenues	5,000	—	5,000	5,700	—	5,700
Operating expenses:
Research and development	6,348	8,140	(1,792)	19,531	30,346	(10,815)
General and administrative	1,681	4,163	(2,482)	5,458	12,095	(6,637)
Total operating expenses	8,029	12,303	(4,274)	24,989	42,441	(17,452)
(Gain) loss on dispositions, net	14	—	14	478	(3,761)	4,239
Loss from operations	(3,043)	(12,303)	9,260	(19,767)	(38,680)	18,913
Other income (expense):
Interest income	6	10	(4)	24	392	(368)
Interest expense	—	(725)	725	(4)	(2,473)	2,469
Change in fair value of warrant and private placement option liabilities	4,264	12,131	(7,867)	7,506	14,256	(6,750)
Other income	6	—	6	5	—	5
Total other income (expense)	4,276	11,416	(7,140)	7,531	12,175	(4,644)
Net income (loss)	$1,233	$(887)	$2,120	$(12,236)	$(26,505)	$14,269

Revenues

The increase in revenues for the three months ended September 30, 2021, compared to the same periods last year, was related to the license agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) for certain option and license rights to CaspaCIDe and related technologies. An upfront fee under the agreement of $5.0 million was recognized as revenue. This constitutes a majority of the revenue increase for the nine months ended September 30, 2021, together with the supply agreement with Takeda Development Center Americas, Inc. (Takeda) for the supply of rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The supply was fulfilled in the second quarter of 2021 generating revenue of $0.7 million.

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended September 30, 2021, compared to the same period last year, was primarily due to reduced expenses related to the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2020. This resulted in a $3.4 million reduction in salaries, benefits, travel, and share-based compensation related charges. This was partially offset by a $1.1 million increase in sublicense payment as a result of the license agreement with Baylor College of Medicine. There was also a $0.5 million increase in clinical trial cost and associated consulting expenses.

The decrease in R&D expenses for the nine months ended September 30, 2021, compared to the same period last year, was primarily due to reduced expenses related to the sale of the manufacturing facility, and the reduction in force that was implemented during the second half of 2020. This resulted in a $9.9 million reduction in salaries, benefits, travel, and share-based compensation related charges, and a $0.3 million reduction from general R&D expenses primarily due to lower clinical trial activities. Additionally, depreciation expense and R&D related overhead expense decreased by $0.6 million due to the exit of manufacturing facility, related laboratories and office space.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended September 30, 2021, compared to the same period last year, was primarily due to the aforementioned reduction in force that reduced employee-related charges by $1.7 million as well as the reduction in clinical facility and depreciation expenses by $0.8 million related to exit of manufacturing facility and office space.

The decrease in G&A expenses for the nine months ended September 30, 2021, compared to the same period last year, was primarily due to the aforementioned reduction in force that reduced employee-related charges by $4.9 million as well as the reduction in clinical facility and depreciation expenses by $1.7 million related to exit of manufacturing facility and office space.

Loss (gain) on dispositions, net

The loss on dispositions, net, for the three months ended September 30, 2021, compared to the same period last year, was a result of early termination of the operating lease for office equipment with a lump sum payment. The increase in the loss on dispositions, net, for the nine months ended September 30, 2021 was primarily from the loss on the termination of the South San Francisco office space in the amount of $0.5 million, whereas in the same period last year, there was a gain on disposal of the clinical supply manufacturing facility to M.D. Anderson.

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

The decrease in other income for the three months ended September 30, 2021, compared to the same period last year, was primarily due to a $4.3 million gain recognized from the change in fair value of our warrant and private placement option liabilities, compared to $12.1 million gain in the same period last year. The gain recognized during the three months ended September 30, 2021 was driven primarily by a decrease in our stock price over the period.

The decrease in other income for the nine months ended September 30, 2021, compared to the same period last year, was primarily due to a $7.5 million gain recognized from the change in fair value of our warrant and private placement option liabilities, compared to $14.2 million gain in the same period last year. The gain recognized during the nine months ended September 30, 2021 was driven primarily by a decrease in our stock price over the period.

Liquidity and Capital Resources

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $20.8 million and net cash used in operations of approximately $17.1 million for the nine months ended September 30, 2021.

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

We have an effective shelf registration statement on Form S-3 for the offer and sale of up to $400.0 million of our securities, of which approximately $290.5 million remains available for future offerings. We may pursue additional funding through the sale of our securities in one or more offerings under this registration statement, however we cannot assure you that we will be able to do so on favorable terms. Our ability to offer and sell our securities in a primary offering on our Form S-3 is currently limited by Instruction I.B.6 of Form S-3, commonly referred to as the “baby shelf” limitation. If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we raise additional capital through the issuance of debt securities, we could incur fixed payment obligations and become subject to certain restrictive covenants, including limitations on our ability to incur additional debt and acquire or license intellectual property rights, and other operating restrictions that could restrict our ability to conduct our business.

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock if our stock price sufficiently increases. As of September 30, 2021, warrants to purchase 5,750,000 shares of our Series 1 preferred stock at an exercise price of $130.00 per share (equivalent to $13.00 per share of common stock) and warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share were outstanding. The preferred stock warrants expire on August 21, 2026 and the common warrants expire on November 3, 2025.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $17.1 million compared to $43.3 million for the same period last year. The changes in cash flow from operating activities during the nine months ended September 30, 2021 were due to $12.2 million of net losses, a non-cash gain of $7.5 million recognized from the change in the derivative warrant and private placement option fair value liability and a $0.5 million decrease from changes in operating assets and liabilities. This was partially offset by $2.6 million of share-based compensation and $0.1 million of depreciation expense.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2021 was $0.9 million compared to $14.1 million for the same period last year. The change in cash flow from investing activities during the nine months ended September 30, 2021 was due to $0.9 million net proceeds received from the sale of property and equipment. Cash provided by investing activities for the same period last year was due to $14.9 million of proceeds from the sale of property and equipment.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2021 was less than $0.1 million on financing lease obligations compared to net cash used in financing activities of $10.0 million for the same period last year primarily due to principal debt repayments.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, Principal Executive Officer and Principal Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.*
We are a clinical stage biopharmaceutical company, with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of September 30, 2021, we had an accumulated deficit of $553.0 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of September 30, 2021, we had cash, restricted cash and cash equivalents of approximately $20.8 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Currently, substantial doubt exists that our cash, restricted cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2022. Our cash position, together with our short-term liabilities and anticipated operating losses due to continued research and development projects, raises substantial doubt about our ability to continue as a going concern.
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
If we are unable to raise additional funds on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or implement further reduction of costs for administration. For example, in

October 2020, we announced that we implemented a restructuring plan, which included, among other things, a 79% reduction in staff, from 68 to 14 full-time employees, by the end of 2020 and discontinuation of discovery research and new product development. We have incurred $2.5 million in restructuring expenses, including severance expenses of $1.2 million and the Houston office's impairment of $1.3 million. Moreover, if we do not raise such additional funds, there will continue to be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
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
Many of our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.*

Phase 1/2 clinical trials are ongoing for BPX-601 for the treatment of prostate and pancreatic cancer and for BPX-603 in HER2-positive solid tumors. We may not be able to enroll clinical trials in the time frames we expect or we may encounter delays. For example, in December 2020, we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patient deaths in this or any of our clinical trials will not trigger additional clinical holds. As these product candidates are in early stages of development, we face significant uncertainty regarding how effective and safe they will be in human patients and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. For example, in October 2020, we announced that the first four pancreatic cancer patients treated with BPX-601 followed by repeat rimiducid dosing showed evidence of rimiducid-mediated CAR-T cell activation but clinically meaningful efficacy as measured by RECIST criteria was not observed. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

Specifically, genetically engineering T cells faces significant competition from multiple companies, including, Adaptimmune, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Bristol-Meyer Squibb Co., CARsgen Therapeutics, Ltd., Cellectis SA, Celularity Inc., Fate Therapeutics Inc., GlaxoSmithKline plc, Immune Design Corp., Gilead Sciences, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, Mustang Bio, Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Inc. Precigen, Inc., Precision Biosciences, Inc., Takeda Pharmaceutical Co, Tmunity Therapeutics Inc., and Ziopharm Oncology, Inc.

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
Primarily due to our restructuring plan announced in October 2020, we have reduced our staff to 7 employees as of September 30, 2021. This reduction in our staff included our Chief Financial Officer, our Chief Legal and Strategy Officer and various scientific personnel. Depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
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
Risks Related to Ownership of our Common Stock
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market.*
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On May 5, 2021, we were notified by The Nasdaq Stock Market LLC (“Nasdaq”), that we were in breach of Listing Rule 5450(b)(2)(A) (the “Market Value Rule”), for continued listing on The Nasdaq Capital Market because the market value of our listed securities for 30 consecutive business days had been less than $35 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were granted a grace period until November 1, 2021, to regain compliance with the Market Value Rule by maintaining a market value of listed securities $35 million or more for a minimum of 10 consecutive business days any time prior to November 1, 2021. On November 2, 2021, Nasdaq notified us that we had not regained compliance with the Market Value Rule by November 1, 2021, and unless we request a hearing before the Nasdaq Hearings Panel (the “Panel”) by November 9, 2021, our securities will be delisted from Nasdaq. We intend to timely request a hearing before the Panel to appeal this determination, which we expect will stay any further action by Nasdaq until the conclusion of the hearing process.
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
As more than five fiscal years have passed since the December 18, 2014, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2019. However, we currently qualify as a “Smaller Reporting Company” under applicable SEC rules, which limits some of the otherwise applicable public company requirements. Below are specific requirements to which we are now subject that did not previously apply to us. These requirements include the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our chief executive officer.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Effective December 1, 2021, our Board of Directors appointed Charity Scripture, MS, PharmD, 47, to serve as our Chief Development Officer.
Prior to her appointment as our Chief Development Officer, Dr. Scripture served as Vice President, Business and Development Operations at ACELYRIN, INC., a private biotechnology company, from November 2020 to November 2021. Dr. Scripture also served as our Senior Director, US and Global Medical Affairs from October 2018 to October 2019, and as our Vice President, Clinical & Medical Affairs on a full-time basis from November 2019 to December 2020 and on a part-time basis from January 2021 to November 2021. Dr. Scripture previously held clinical development leadership positions with Stemcentrx, Inc., an AbbVie subsidiary, from October 2016 to October 2018, and Pharmacyclics, Inc. (acquired by AbbVie in May 2015), from January 2015 to October 2016. Prior to AbbVie, Dr. Scripture held positions in clinical development and medical affairs at Amgen Inc., a public biopharmaceutical company, for approximately nine years. Prior to joining Amgen, Dr. Scripture was employed by Dartmouth-Hitchcock Medical Center where she was involved with the clinical care of cancer patients. Dr. Scripture completed her post- doctoral fellowship in Clinical Pharmacology Drug Development at the National Cancer Institute. She holds a Pharm. D from University of North Carolina at Chapel Hill, a M.S. in Pharmacology and Toxicology from Dartmouth Medical School, and a B.S. in Biochemistry and Molecular Biology from Hamilton College.
In connection with her appointment, we entered into an employment agreement with Dr. Scripture that governs the current terms of her employment with us. Among other things, the employment agreement provides for an annual base salary of $400,000, and, at the sole discretion of our Board of Directors (or an authorized committee thereof), cash performance bonus eligibility based on a target annual bonus equal to 40% of base salary. In addition, Dr. Scripture is entitled to severance benefits upon a termination of her employment without “cause” (as defined in her employment agreement), including continued payment of base salary for 12 months and a pro-rated lump sum amount equal to her target performance bonus for the applicable bonus period in which such termination occurs. If such termination occurs immediately prior to, or within the 12 months following, a “change of control” (as defined in her employment agreement), she will be entitled to continued payment of base salary for 12 months, a lump sum amount equal to her target performance bonus for one calendar year and acceleration of vesting of all outstand equity awards subject to time-based vesting. Dr. Scripture may also be entitled to receive tax gross up payments in the event any payments made in connection with a change in control are subject to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code. In order to receive any severance benefits under the employment agreement, Dr. Scripture is required to execute a release of claims and comply with certain other post-employment covenants set forth in the employment agreement.

Dr. Scripture will also enter into our standard form of indemnification agreement for our directors and executive officers.
There are no family relationships between Dr. Scripture and any of our current or former directors or executive officers. Dr. Scripture is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933.

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

Bellicum Pharmaceuticals, Inc.

Date: November 4, 2021	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer
and Principal Financial Officer

Date: November 4, 2021	By:	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer