Form 10-K
period 2021-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2022-03-24
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(281) 454-3424
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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based upon the last sale price of the common stock as reported on The Nasdaq Capital Market as of June 30, 2021 was $26,796,617. Shares of the Registrant's common stock held by each executive officer, director and stockholder that the registrant concluded were affiliates of the registrant have been excluded from such calculation . This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2022, there were 8,552,207 shares of the Registrant's common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the Registrant’s fiscal year ended December 31, 2021.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2021

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

Summary of Risk Factors
There are a number of risks related to our business and our securities. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found in this report on Form 10-K in Item 1A entitled "Risk Factors"

•We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur net losses in the future.

•We will require significant funding to complete the development and commercialization of our product candidates. If we fail to obtain additional financing, we may have to delay, reduce or eliminate our development programs or commercialization efforts.

•Our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.

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

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We genetically introduce these molecular switches into immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the CAR-T cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the CAR-T cells. Each of our product candidates incorporates one or both switches, for enhanced, real-time control of efficacy and safety:

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

Our GoCAR-T technology incorporates our proprietary iMC activation switch that activates CAR-T cells when triggered by both rimiducid and the targeted antigen expressed on the surface of the cancer cells. Current generation CAR-T constructs consist of a CD3 domain and one or more co-stimulatory molecules that are both activated when the CAR-T binds to the cancer antigen, and therefore, function autonomously following infusion. While current generation CAR-T cells have been effective in some hematologic malignancies, this reliance on an antigen for activation of the CAR-T cell results in an unpredictable and inherently uncontrollable therapeutic effect and potential associated toxicity. Further, in solid tumor settings, current generation CAR-T cells often fail to proliferate or persist for more than a few days or weeks and have been largely ineffective. In each situation, the physician has no effective way to intervene to achieve greater consistency once the cells have been administered.

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

On March 4, 2021, we announced the first reported case of the use of CaspaCIDe to mitigate a severe CAR T-mediated adverse event refractory to standard of care treatment. The report in Blood, a journal published by the American Society of Hematology, detailed a case from an investigator sponsored trial at the University of North Carolina Lineberger Comprehensive Cancer Center of a CD19 CAR-T containing CaspaCIDe. A patient in the study experienced grade 3-4 immune effector cell-associated neurotoxicity syndrome (ICANS) for 72 hours despite standard care. Within 12 hours of rimiducid administration, ICANS grade improved from 3 to 1 and was fully resolved after four days.

In addition to being incorporated in some of our product candidates, CaspaCIDe has been licensed to several entities for use in their CAR-T and CAR-NK programs. Under these agreements, Bellicum grants license to the use of CaspaCIDe and access to supply of rimiducid in exchange for a proportion of the economics of these programs as they advance and generate revenue for the licensee, including a single-digit-percent royalty on global net sales should they be approved by regulators. Currently, these agreements cover seven CAR-T or CAR-NK programs, with the option to expand to additional programs over time.

Our Active Product Candidates
BPX-601: GoCAR-T for PSCA+ Solid Tumors
We are developing BPX-601, an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. PSCA is an antigen expressed in several solid tumor indications, including prostate and pancreatic cancer. Pre-clinical data show iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial, called BP-012, in patients with metastatic castration-resistance prostate, or mCRPC, and pancreatic cancer expressing PSCA is ongoing. In December, 2021, we announced that one of the first three mCPRC patients treated in the study achieved a confirmed Partial Response by RECIST v1.1 criteria. Additionally, no dose-limiting toxicities were observed.
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

Our product candidates require a combination of three critical components: (1) viral vectors with DNA content encoded for our proprietary switch proteins and co-stimulatory and other accessory molecules, (2) patient-derived T cells that are genetically modified by our viral vectors, and (3) the small molecules rimiducid and/or temsirolimus, which activate the switch proteins. Each of these components requires a separate supply chain and shares the same regulatory requirements applicable for biological or chemical materials suitable for human use. Details on each of these components are described below:

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
As of December 31, 2021, to our knowledge, our patent estate, on a worldwide basis, includes 187 issued patents, 26 of which are in the U.S., and 67 pending patent applications, 16 of which are in the U.S., which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license. The provisional and pending patent applications and issued patents include composition of matter and method of use claims.
▪We have internally developed technology disclosed in seven pending utility patent applications in the U.S., one European granted patent validated in eight countries, and 25 pending foreign patent applications that relate to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2039. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2039.
▪Pursuant to our licenses from Baylor and Ariad, we have exclusive commercial rights to 12 issued U.S. patents expiring in 2024 or later, four pending U.S. utility patent applications, two European granted patents (the first validated in three countries, the second validated in ten countries), four issued foreign patents expiring in 2024 or later and two pending patent applications in foreign jurisdictions that relate to our GoCAR-T, rivo-cel and certain of our other technologies. If U.S. patents issue from the currently pending U.S. patent applications, the estimated expiration date of the last to expire patent is 2031. If patents from the currently pending patent applications are issued in foreign jurisdictions, the estimated expiration dates range from 2024 to 2029.
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
Our Collaboration and License Agreements
Co-Development and Co-Commercialization Agreement - Adaptimmune
In December 2016, we and Adaptimmune Therapeutics plc, or Adaptimmune, entered into a Co-Development and Co-Commercialization Agreement, or the Adaptimmune Agreement, in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies.
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
License Agreement - Agensys

In December 2015, we and Agensys, Inc., or Agensys, entered into a license agreement, or the Agensys Agreement, pursuant to which (i) Agensys granted us, within the field of cell and gene therapy of diseases in humans, an exclusive, worldwide license and sublicense to its patent rights directed to PSCA and related antibodies, and (ii) we granted Agensys a non-exclusive, fully paid license to our patents directed to inventions that were made by us in the course of developing our licensed products, solely for use with Agensys therapeutic products containing a soluble antibody that binds to PSCA or, to the extent not based upon our other proprietary technology, to non-therapeutic applications of antibodies not used within the field.
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
If we abandon patent applications or patents covering Project Results in certain major market countries, CPRIT can, at its own cost, take over the prosecution and maintenance of such patents and is granted a non-exclusive, irrevocable, royalty-free, perpetual license with right to sublicense in such country to the applicable Project Results. We are required to use diligent and commercially reasonable efforts to commercialize at least one commercial product or service or otherwise bring to practical application the Project Results. If CPRIT notifies us of our failure with respect to the foregoing, and such failure is not owing to material safety concerns, then, at CPRIT’s option, the applicable Project Results would be transferred to CPRIT and CPRIT would be granted a non-exclusive license to any other intellectual property that is owned by us and necessary for the exploitation of the Project Results, and CPRIT, at its own cost, can commercialize products or services that are based upon, utilize, are developed from or materially incorporate Project Results. CPRIT’s option is subject to our ability to cure any failures identified by CPRIT within 60 days and a requirement to negotiate in good faith with us with respect to an alternative commercialization strategy for a period of 180 days
Competition
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

Cell based treatments for cancer, such as CAR-T therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Our product candidates may compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including 2seventy bio, Inc., Adaptimmune, Alaunos Therapeutics, Inc., Allogene Therapeutics, Inc., Amgen Inc., Atara Biotherapeutics, Inc., Athenex, Inc., Autolus Therapeutics plc, BioNTech Europe GmbH, Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., CRISPR Therapeutics, Fate Therapeutics Inc., GlaxoSmithKline plc, Gilead Sciences, Inc., Immatics N.V., ImmunityBio, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, Mustang Bio, Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precigen Inc., Precision Biosciences, Inc., Sana Biotechnology, Sorrento Therapeutics, Inc., and Takeda Pharmaceutical Co.

In addition to other cell based treatments, our product candidates may compete in their solid tumor indications with novel therapeutics of other modalities, including small molecules, monoclonal antibodies, bi-specific antibodies, antibody-drug conjugates, and targeted radionuclides.
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
Federal law requires that we register all of our clinical trials on a publicly accessible website and provide results information for most of our clinical trials, other than Phase 1 clinical trials.
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
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Additionally, the federal Physician Payments Sunshine Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, to report annually information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and require that certain manufacturers and group purchasing organizations report annually certain ownership and investment interests held by physicians and their immediate family members.
We will also be required to begin satisfying the product tracing, verification, and reporting requirements set out in the Drug Supply Chain Security Act.
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
Health Reform
In the United States and some foreign jurisdictions, there have been, and we anticipate there will continue to be, several legislative and regulatory changes and proposed healthcare reform measures with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, the PPACA has been subject to executive branch, judicial and Congressional challenges. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. Moreover, payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives. In addition, there has been increasing legislative and executive branch interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the

American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.
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

Employees
As of December 31, 2021, we had 7 employees, all of whom were full-time, 5 of whom were engaged in research and development activities and 2 of whom were engaged in general and administrative activities. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working from home.

Corporate Information
We were incorporated in Delaware in July 2004. Our principal executive office is located at 3730 Kirby Drive, Suite 1200, Houston, Texas and our telephone number is (281) 454-3424. Our corporate website address is www.bellicum.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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
We are a clinical stage biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2021 and 2020, we reported a net loss of $9.7 million and $7.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $550.5 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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
As of December 31, 2021, we had cash, cash equivalents and restricted cash of approximately $47.7 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, cash equivalents and restricted cash are expected to be sufficient to fund our operating expenses and capital expenditure requirements through at least one year from the financial statement issuance date.
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
If we are unable to raise additional funds on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or implement further reduction of costs for facilities and administration beyond our October 2020 restructuring. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
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
•developing a consistent and reliable process, while limiting contamination risks, for engineering and manufacturing T cells ex vivo and infusing the engineered cells into the patient;
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
A Phase 1/2 clinical trial is ongoing for BPX-601 for the treatment of prostate and pancreatic cancer, and a Phase 1/2 clinical trial for BPX-603 in HER2-positive solid tumors. We may not be able to commence clinical trials in the time frames we expect or we may encounter delays. For example, in December 2020, we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patients deaths in this or any of our clinical trials will not trigger additional clinical holds. As these product candidates are in early stages of development, we face significant uncertainty regarding whether they will be effective and safe in human patients, and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. For example, in October 2020, we announced that the first four pancreatic cancer patients treated with BPX-601 followed by repeat rimiducid dosing showed evidence of rimiducid-mediated CAR-T cell activation but clinically meaningful efficacy as measured by RECIST criteria was not observed. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.
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
Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, COVID-19 related delays in clinical trial enrollment, patient care, data availability, or monitoring may delay the timeline to our integrity of data from our trials and could affect their acceptability to the FDA or other regulatory authorities, which would represent significant setbacks for the applicable program. To date, we have experienced COVID-19-related delays on patient screening and enrollment which may impact the speed of enrollment and the timing of data presentations from our ongoing studies. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.
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
Undesirable side effects observed in our clinical trials, whether or not they are caused by our product candidates, could result in the delay, suspension or termination of clinical trials by us, the FDA or other regulatory authorities for a number of reasons. In addition, because the patients in our clinical trials are suffering from life-threatening diseases, are often suffering from multiple complicating conditions and are in a position of extreme immune deficiency at the time that they receive our therapy, it may be difficult to accurately assess the relationship between our product candidates and adverse events experienced by very ill patients. If we elect or are required to delay, suspend or terminate any clinical trial of any product candidates that we develop, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue. Any of these occurrences may harm our business, prospects, financial condition and results of operations significantly.

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
Specifically, genetically engineering T cells is a competitive endeavor. Multiple companies are engaged in the engineering of T cells, including (but not limited to): 2seventy bio, Inc., Adaptimmune, Alaunos Therapeutics, Inc., Allogene Therapeutics, Inc., Amgen Inc., Atara Biotherapeutics, Inc., Athenex, Inc., Autolus Therapeutics plc, BioNTech Europe GmbH, Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., CRISPR Therapeutics, Fate Therapeutics Inc., GlaxoSmithKline plc, Gilead Sciences, Inc., Immatics N.V., ImmunityBio, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, Mustang Bio, Inc., Novartis AG, Obsidian Therapeutics, Poseida Therapeutics, Precigen Inc., Precision Biosciences, Inc., Sana Biotechnology, Sorrento Therapeutics, Inc., and Takeda Pharmaceutical Co.
In addition to other cell based treatments, our product candidates may compete in their solid tumor indications with novel therapeutics of other modalities, including small molecules, monoclonal antibodies, bi-specific antibodies, antibody-drug conjugates, and targeted radionuclides.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We currently employ a small number of employees and are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and substantially harm our business.
We substantially decreased our workforce in October 2020 and, depending on our need for additional funding and expense control, we may be required to implement further workforce and expense reductions in the future. Further workforce and expense reductions may not result in efficiencies and anticipated savings and could result in reduced progress on our internal programs. In addition, employees, whether or not directly affected by a reduction, may seek future employment with our business partners or competitors. Although our employees are required to sign a confidentiality agreement at the time of hire, the confidentiality of certain proprietary information and knowledge may not be maintained in the course of any such future employment. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce and expense reductions. In addition, the implementation of expense reduction programs may result in the diversion of efforts of our executive management team and other key employees, which could adversely affect our business.
Furthermore, we have identified and may continue to identify deficiencies in our internal control over financial reporting due in part to our limited staffing and resources. If we are unable to maintain effective controls over financial reporting, it is possible that a misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have implemented and continue to implement measures designed to improve our internal control over financial reporting, including the retention of accounting consultants to assist in areas of complex accounting and financial reporting. However, if we are unsuccessful in maintaining the effectiveness of our internal control over financial reporting, the accuracy and timing of our financial reporting may be harmed, which could result in, among other things, restatements of our financial statements, failure to comply with SEC requirements, loss of investor confidence in our financial reporting, and a decline in our stock price.
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
In August 2019, we entered into an agreement with certain institutional investors providing for a private placement. Pursuant to the terms of the 2019 securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 1 preferred stock with respect to liquidation preference, the occurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not exercise their rights to purchase additional tranches of preferred stock and may not consent to us seeking additional funds through debt or other equity financings. In addition, potential investors in the Company may decline to do so because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
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
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls; and
•business interruptions resulting from geo-political actions, including war and terrorism, and the impact of the COVID-19 pandemic.
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
•the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by such physicians and their immediate family members;
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. We may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. For example, in May 2019, we were added as an additional defendant in an ongoing civil tort lawsuit in federal court in Los Angeles, California. The complaint alleges claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability-failure to warn, breach of express warranty and products liability design or manufacturing defect. Claims could also be asserted under state consumer protection acts. We have filed a demurrer and motion to strike the fourth amended complaint, which is not currently set for hearing but will be rescheduled pursuant to a further order from the court. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, federal or state liability claims may result in:
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
As of December 31, 2021, we had aggregate U.S. net operating loss carryforwards of approximately $478.0 million, and aggregate U.S. federal and Texas state research and development credits of approximately $13.0 million and $5.1 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal net operating loss carryforwards generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current U.S. federal income tax law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to federal law.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such clinical trials are being conducted, or recommended for termination by the Data Monitoring Committee for such clinical trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in December 2020 we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patients’ deaths in this or any of our clinical trials will not trigger additional clinical holds. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through December 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance on September 24, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.
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
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On May 5, 2021, we were notified by The Nasdaq Stock Market LLC (“Nasdaq”), that we were in breach of Listing Rule 5450(b)(2)(A), for continued listing on The Nasdaq Capital Market because the market value of our listed securities for 30 consecutive business days had been less than $35 million. On December 10, 2021, we were notified by Nasdaq that we had regained compliance with Listing Rule 5550(b)(1), which requires stockholders' equity of at least $2.5 million for continued listing of our common stock. Accordingly, we regained compliance with the continued listing requirements of The Nasdaq Capital Market.
Although we were able to regain compliance with the continued listing requirements of The Nasdaq Capital Market, we cannot assure you that we will be able to do so in the future. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.
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
If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.
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
Our consolidated financial statements, including our liabilities and statements of operations are subject to quarterly changes in our accounting of our outstanding Series 1 Preferred Stock and related warrants.
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
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. For example, in December 2021 we completed a private placement pursuant to which we issued pre-funded warrants to purchase an aggregate of 20,559,210 shares of our common stock and accompanying warrants to purchase an aggregate of 2,055,920 shares of common stock, and our outstanding shares of common stock as of March 21, 2022 was 8,552,207. This transaction resulted, and any similar future transactions may also result, in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.
We completed a public offering of our Series 1 preferred stock on August 21, 2019, and if we are required to redeem shares of preferred stock, our cash position will be negatively impacted. In addition, we may not have sufficient funds to redeem such shares of preferred stock.
We issued 575,000 shares of Series 1 preferred stock in connection with our August 2019 public offering. Subject to the terms of our certificate of incorporation, at any time on or after August 21, 2024, some or all of our outstanding shares of preferred stock will be redeemable at the option of the holder at a redemption price of $100.00 per share of Series 1, upon delivery of an irrevocable written notice to us. If a holder of preferred stock requests redemption we will be required to redeem such shares of preferred stock. However, we may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. For example, Delaware law provides that a redemption on capital stock may only be paid from “surplus” or, if there is no “surplus,” from a corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem the preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. To date, we have operated at a loss. Accordingly, if we do not have sufficient “surplus” under Delaware law, we would be unable to effect such redemption. If we do have sufficient “surplus” to effect such redemption, our available cash will be negatively impacted and our ability to use the net proceeds from this offering could be substantially limited. In addition, such reduction in our available cash could decrease the trading price of our common stock, and, accordingly, the preferred stock and our warrants.
Certain investors in the 2019 private placement will have the ability to control or significantly influence certain business decisions.
Pursuant to the terms of the 2019 securities purchase agreement for the private placement transaction, certain investors in the private placement transaction have consent rights over certain significant matters of the Company’s business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 3 preferred stock with respect to liquidation preference, the incurrence of indebtedness in excess of $1,000,000, the sale or license of the Company’s iMC switch technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business.
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

ITEM 1B.  Unresolved Staff Comments
None.

ITEM 2.  Properties
During 2021, the Company exited its Houston and South San Francisco office facilities and the leases were terminated. As of December 31, 2021, the Company had no physical properties.

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
Holders of Record
As of March 21, 2022, there were 14 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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

ITEM 6. [Reserved]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in "Item 8 - Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

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

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020	Change
Revenues
Supply agreement	$700	$—	$700
License revenue	5,500	500	5,000
Total revenues	$6,200	$500	$5,700
Operating expenses:
Research and development	23,578	39,052	(15,474)
General and administrative	7,010	15,531	(8,521)
Total operating expenses	30,588	54,583	(23,995)
Other operating income (expense)
Impairment of property and equipment	—	(1,265)	1,265
(Loss) Gain on dispositions, net	(478)	3,656	(4,134)
Total other operating income (expense)	(478)	2,391	(2,869)
Loss from operations	(24,866)	(51,692)	26,826
Other income (expense):
Interest income	32	387	(355)
Interest expense	(4)	(2,659)	2,655
Change in fair value of warrant and private placement option liabilities	15,126	46,130	(31,004)
Gain on extinguishment of debt	—	112	(112)
Other income	7	—	7
Total other income	15,161	43,970	(28,809)
Net loss	$(9,705)	$(7,722)	$(1,983)

Revenues
The increase in revenues for the year ended December 31, 2021, compared to last year, was due to agreements executed with external parties during the year. In the first quarter of 2021, we entered into a multi-year supply agreement with Takeda Development Center Americas, Inc. (Takeda) for the supply of rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The supply was fulfilled in the second quarter of 2021 generating revenue of $0.7 million. In the third quarter of 2021, we entered into an option and license agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) for certain option and license rights to CaspaCIDe and related technologies. An upfront fee under the agreement of $5.0 million was recognized as revenue, together with $0.5 million of annual license fee under a previous license agreement with MD Anderson. For the year ended December 31, 2020, the only source of revenue was the annual license fee of $0.5 million.
Research and Development Expenses (R&D)
The decrease in R&D expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to reduced expenses related to rivo-cel related activities, the sale of the manufacturing facility, and the reduction in force that was implemented in the fourth quarter of 2020, partially offset by an increase in expenses related to our GoCAR-T programs. This resulted in $12.3 million reduction in salaries, benefits, travel, and share based compensation related charges and a $3.2 million reduction in general R&D supplies, technical operations and pharmaceutical development expenses and facility charges primarily due to lower clinical trial activities. Additionally, depreciation expense decreased $0.1 million due to the manufacturing facility and related laboratories disposed of in April 2020 and additional laboratory assets and equipment sold in March 2021.
General and Administrative Expenses (G&A)
The decrease in G&A expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due the aforementioned reduction in force that reduced employee-related charges by $6.8 million as well as the reduction in rivo-cel related commercialization activities that reduced charges by $1.7 million.
Impairment

In connection with the Company’s restructuring plan, the management elected to seek an exit to its leased R&D facility in Houston, Texas during the fourth quarter of 2020. As a result, we reclassified the assets and liabilities associated with the leased facility as held for sale, which included a right-of-use asset of $0.5 million, and property plant and equipment of $2.3 million. Based on the cost to exit the lease and the net realizable value of the related assets, we recognized an impairment charge of $1.3 million for the year ended December 31, 2020. The sale of the assets and equipment was completed in the first quarter of 2021, and there was no additional impairment recognized for the year ended December 31, 2021.
Gain on dispositions, net
The decrease in gain of dispositions, net for the year ended December 31, 2021, compared to last year, was primarily due to the disposal of the clinical supply manufacturing facility to MD Anderson in the second quarter of 2020 which resulted a gain of $3.7 million in 2020. In addition, there was a loss on termination of the South San Francisco office space of $0.5 million during the first quarter of 2021.
Other Income (Expense)

Other income or expense primarily consists of interest income, interest expense, and changes in fair values of our warrant liability and the private placement option, which are remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant liability and private placement option, we may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants and options.

The decrease in other income for the year ended December 31, 2021, was primarily due to a decreased gain of $15.1 million from the change in fair value of our warrant and private placement option liabilities, compared to a gain from change in fair value of $46.1 million for the year ended December 31, 2020. The bigger change in fair value over 2020 was primarily driven by a more significant decrease in our stock price compared to 2021. Meanwhile, there is a decrease of $3.0 million in interest expense for the year ended December 31, 2021 compared to last year, as a result of the early retirement of the Oxford Loan in 2020.

Liquidity and Capital Resources

Sources of Liquidity

At December 31, 2021, we had cash, cash equivalents, and restricted cash of $47.7 million and net cash used in operations of approximately $23.1 million for the year ended December 31, 2021. Notably, in December 2021, we completed a private placement equity financing transaction for gross proceeds of approximately $35.0 million before deducting placement agent commissions and offering expenses.

The accompanying consolidated financial statements have been prepared on the basis that there is no substantial doubt about our ability to continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue for at least the next 12 months. We do not have any material contractual obligations or commitments as of December 31, 2021. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through at least mid-2023.

We plan to continue attempting to obtain future financing and/or engage in strategic transactions, but we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. To continue as a going concern, we may postpone or eliminate some of our research and development programs and reduce our administrative costs. We may also intend to seek additional funding including, but not limited to, any or all of the following potential sources:

We have an effective shelf registration statement on Form S-3 for the offer and sale of up to $400.0 million of our securities, of which approximately $317.5 million remains available for future offerings. We may pursue additional funding through the sale of our securities in one or more offerings under this registration statement; however, we cannot assure you that we will be able to do so on favorable terms. Our ability to offer and sell our securities in a primary offering on our Form S-3 is currently limited by Instruction I.B.6 of Form S-3, commonly referred to as the “baby shelf” limitation. If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we raise additional capital through the issuance of debt securities, we could incur fixed payment obligations and become subject to certain restrictive covenants, including limitations on our ability to incur additional debt and acquire or license intellectual property rights, and other operating restrictions that could restrict our ability to conduct our business.

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock if our stock price sufficiently increases. As of December 31, 2021, warrants to purchase 5,750,000 shares of our Series 1 preferred stock at an exercise price of $130.00 per share (equivalent to $13.00 per share of common stock), warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share and warrants to purchase 2,055,920 shares of our common stock at an exercise price of $1.69 per share were outstanding. The preferred stock warrants expire on August 21, 2026 and the common warrants expire on November 3, 2025 and December 7, 2028, respectively.

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
Cash Flows
Operating Activities
Net cash used in operating activities during the year ended December 31, 2021, was $23.1 million compared to $56.7 million for the year ended December 31, 2020. The primary operating activities during 2021 were (1) $9.7 million of net losses, (2) a $15.1 million non-cash gain from change in fair market value of warrant derivative and private placement option liabilities, (3) a $2.4 million decrease from operating assets and liabilities, and (4) a $0.5 million of loss on dispositions, net. These activities were partially offset by share-based compensation charges of $3.4 million and other smaller non-cash items.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2021, was $0.9 million compared to $14.1 million for the year ended December 31, 2020. The net cash provided by investing activities during the year ended December 31, 2021, was primarily due to $0.9 million of net proceeds received from the sale of property and equipment. The $14.1 million of net cash provided by investing activities during 2020 was also related to proceeds from the sale of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2021, was $32.9 million compared to net cash used of $14.2 million for the year ended December 31, 2020. The net cash provided by financing activities during the year ended December 31, 2021 was generated from the issuance of pre-funded warrants during the private placement closed in December 2021, net of offering expenses. The net cash used in financing activities for the year ended December 31, 2020 was primarily due to the principal payments and the subsequent early retirement of debt totaling $37.1 million partially offset by proceeds from the issuance of common stock and pre-funded warrants, net in the amount of $22.9 million.
As of December 31, 2021, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

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

Critical Accounting Policies and Significant Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the notes to our financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies related to the more significant areas involving management’s judgments and estimates. Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed the company’s disclosure relating to it in this MD&A.
Warrant Derivatives

Freestanding public warrants exercisable for multiple underlying instruments are classified as liabilities. The Company accounts for these warrants in accordance with ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). The Company estimates the fair value of these liabilities using the binomial option model. The option pricing model of our warrant derivative liabilities are estimates and are sensitive to changes to certain inputs used in the pricing model. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its warrant derivatives.

Freestanding pre-funded warrants and accompanying warrants exercisable for multiple underlying instruments are classified as equity. The Company accounts for these warrants in accordance with ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). Upon the issuance of pre-funded warrants or the exercise of its accompanying common warrants, the Company receives proceeds from its investors which are recognized as equity. Furthermore, because pre-funded warrants and accompanying warrants do not participate in dividends with common stockholders, they are not considered a participating security in its current form and, therefore, they will be considered in the Company’s basic and diluted EPS calculations (if in net income position). See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its pre-funded warrants.
Private Placement Option
The Company previously entered into a 2019 securities purchase agreement that contained a call option on preferred shares that are puttable outside the control of the Company. The Company accounted for the option in accordance with ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). The Company estimated the fair value of the liability using a binomial lattice model, which is sensitive to changes to certain inputs. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounted for its private placement option derivative. The private placement option was terminated on December 4, 2021, in connection with the 2021 securities purchase agreement.
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
Share-Based Compensation
The Company’s share-based awards include stock option grants and restricted stock awards. The estimated fair value for stock options, which determines the Company’s calculation of compensation expense, is based on the Black-Scholes pricing model, which requires a number of estimates, including the expected lives of awards, interest rates, stock volatility and other assumptions. Additionally, we apply a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjust the expense as these awards vest. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for share-based compensation.

Recently Issued Accounting Pronouncements
See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for discussion regarding recent accounting pronouncements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2021:

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bellicum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bellicum Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Warrant liability valuation of Bellicum Pharmaceuticals

Description of the Matter
The Company’s warrant derivative liability is remeasured at fair value on each balance sheet date and is valued at $2.8 million as of December 31, 2021. As explained in Note 1 to the consolidated financial statements, the Company holds freestanding warrants that are exercisable for multiple underlying instruments that are potentially redeemable.

Auditing management’s calculation of estimated fair value remeasurement of the warrant derivative liability was complex and judgmental due to the use of a complex valuation model and the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate a volatility assumption at December 31, 2021.

How We Addressed the Matter in Our Audit
Our substantive audit procedures included, among others, evaluating the methodology and testing the significant assumption stated above and the accuracy and completeness of the underlying data used in management’s warrant derivative liability valuation assessment. To test the volatility, we compared the assumption to historical information and performed a sensitivity analysis to evaluate the impact of changes in the fair value estimate that would result from changes in the underlying assumption. We also involved our valuation specialists to assist in the evaluation of the complex valuation model and the volatility assumption in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Houston, Texas
March 24, 2022

Bellicum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$46,156	$35,495
Restricted cash	1,501	1,501
Accounts receivable, interest and other receivables	205	2
Prepaid expenses and other current assets	1,269	802
Assets held for sale	—	1,643
Total current assets	49,131	39,443
Operating lease right-of-use assets	—	645
Property and equipment, net	12	189
Other assets	—	307
Total assets	$49,143	$40,584
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90	$891
Accrued expenses and other current liabilities	3,849	4,165
Warrant derivative liability	2,773	10,345
Private placement option liability	—	7,803
Current portion of lease liabilities	—	825
Liabilities held for sale	—	672
Total current liabilities	6,712	24,701
Long-term lease liabilities	—	344
Total liabilities	6,712	25,045
Commitments and contingencies
Redeemable Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at December 31, 2021 and December 31, 2020, 452,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	18,036	18,036
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 80,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 8,497,025 shares issued and 8,429,279 shares outstanding at December 31, 2021; 8,385,650 shares issued and 8,317,904 shares outstanding at December 31, 2020	85	84
Treasury stock: 67,746 shares held at December 31, 2021 and December 31, 2020	(5,056)	(5,056)
Additional paid-in capital	580,156	543,561
Accumulated other comprehensive loss	(338)	(339)
Accumulated deficit	(550,452)	(540,747)
Total stockholders’ equity (deficit)	24,395	(2,497)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$49,143	$40,584
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Revenues
Supply agreement	$700	$0
License revenue	5,500	500
Total revenues	6,200	500
Operating expenses
Research and development	23,578	39,052
General and administrative	7,010	15,531
Total operating expenses	30,588	54,583
Other operating income (expense)
Impairment of property and equipment	—	(1,265)
(Loss) Gain on dispositions, net	(478)	3,656
Total other operating income (expense)	(478)	2,391
Loss from operations	(24,866)	(51,692)
Other income (expense):
Interest income	32	387
Interest expense	(4)	(2,659)
Change in fair value of warrant and private placement option liabilities	15,126	46,130
Gain on extinguishment of debt	—	112
Other income	7	—
Total other income	15,161	43,970
Net loss	$(9,705)	$(7,722)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.84)	$(1.34)
Weighted-average shares outstanding-basic and diluted	11,504,294	5,760,159

Net loss	$(9,705)	$(7,722)
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(12)
Comprehensive loss	$(9,704)	$(7,734)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2019	538,000	$21,468	5,076,593	$507	(67,746)	$(5,056)	$511,684	$(533,025)	$(327)	$(26,217)
Share-based compensation	—	—	—	—	—	—	5,031	—	—	5,031
1-for-10 Reverse Stock Split	—	—	—	(457)	—	—	457	—	—	—
Issuance of common stock - Employee Stock Purchase Plan	—	—	14,975	—	—	—	78	—	—	78
Issuance of common stock upon vesting of restricted stock units	—	—	1,406	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants exercise, net of issuance costs	—	—	2,432,676	25	—	—	22,888	—	—	22,913
Conversion of redeemable convertible preferred stock into common stock	(86,000)	(3,432)	860,000	9	—	—	3,423	—	—	3,432
Comprehensive loss	—	—	—	—	—	—	—	(7,722)	(12)	(7,734)
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	3,439	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	—	—	111,375	1	—	—	(1)	—	—	—
Issuance of pre-funded warrants, net of issuance costs	—	—	—	—	—	—	32,908	—	—	32,908
Extinguishment of private option liability	—	—	—	—	—	—	249	—	—	249
Comprehensive loss	—	—	—	—	—	—	—	(9,705)	1	(9,704)
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(9,705)	$(7,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	3,439	5,031
Depreciation and amortization expense	105	1,472
Change in fair value of warrant and private placement derivative liabilities	(15,126)	(46,130)
(Gain) loss on dispositions, net	478	(3,656)
Amortization of right-of-use assets	33	402
Accretion of lease liability	23	414
Impairment of property and equipment	—	1,265
Amortization of deferred issuance costs	—	550
Gain on debt extinguishment	—	(112)
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	170	301
Prepaid expenses and other assets	(462)	563
Accounts payable	(801)	(1,917)
Accrued liabilities and other	(1,260)	(7,111)
Net cash used in operating activities	(23,106)	(56,650)
Cash flows from investing activities:
Proceeds from sale of property and equipment	900	14,705
Purchases of property and equipment	(7)	(625)
Cash provided by investing activities	893	14,080
Cash flows from financing activities:
Payment on debt	—	(37,155)
Proceeds from exercise of stock options	—	12
Proceeds from issuance of stock from employee stock purchase plan	—	78
Proceeds from issuance of pre-funded warrants, net	32,908	22,901
Payment on financing lease obligations	(35)	(74)
Net cash provided by (used in) financing activities	32,873	(14,238)
Effect of exchange rate changes on cash	1	(12)
Net change in cash, cash equivalents and restricted cash	10,661	(56,820)
Cash, cash equivalents and restricted cash at beginning of period	36,996	93,816
Cash, cash equivalents and restricted cash at end of period	$47,657	$36,996
Supplemental cash flow information:
Cash paid during the period for interest	$—	$2,340
Non-cash investing and financing activities:
Conversion of redeemable preferred stock into common stock	$—	$3,432
Reclassification of property and equipment, net to assets held for sale	$—	$2,300
Leasehold improvements paid by landlord	$—	$113
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

Bellicum has two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Pharma GmbH, a private limited liability company organized under German law. Both were formed for the purpose of developing product candidates in Europe. Bellicum, Bellicum Pharma Limited and Bellicum Pharma GmbH are collectively referred to herein as the “Company.” All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

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

The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net losses since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. As of December 31, 2021, the Company has an accumulated deficit of $550.5 million.

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
Revenue Recognition
The Company’s sources of revenue in 2021 were from its supply agreement with Takeda Development Center Americas, Inc. ("Takeda") and from its licensing agreements with The University of Texas MD Anderson Cancer Center (“MD Anderson”). The Company has generated revenue from its licensing agreements since 2019. Prior to 2019, the Company's only source of revenue was from grants.
Supply of Product
The promised product in the supply agreement with Takeda consists of rimiducid including any components, drug substance, raw materials and/or excipients to be supplied by the Company. Revenue is generally recognized upon the transfer of control of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

On May 4, 2021, the Company entered a multi-year supply agreement with Takeda. The Company will supply Takeda with rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The Company generated revenue of $0.7 million in the second quarter of 2021, with the possibility of additional revenue from future sales.
Licenses of Intellectual Property
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, revenue is recognized from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over a period of time or at a point in time. If over a period of time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
On January 22, 2019, the Company entered into a licensing and commercialization agreement with MD Anderson (the “2019 MD Anderson License Agreement”). Under the 2019 MD Anderson License Agreement, the Company granted MD Anderson non-exclusive rights in certain Caspase-9 and related technologies and use of a small molecule known as rimiducid in a certain cell therapy program. During the fourth quarter of 2019, and under the terms of the 2019 MD Anderson License Agreement, MD Anderson exercised an option to grant a non-exclusive sublicense of the rights licensed by the Company to MD Anderson. MD Anderson, as a result of this exercise, granted a sublicense that entitled the Company to receive as consideration an upfront license fee as well as additional future annual maintenance fees, milestone payments related to the achievement of pre-specified development, regulatory, and commercialization events, and royalties on net sales of licensed products.

On August 31, 2021, the Company entered into a second licensing and commercialization agreement with MD Anderson (the “2021 MD Anderson Option and License Agreement”). Under the 2021 MD Anderson Option and License Agreement, MD Anderson has certain rights to the use of CaspaCIDe and rimiducid in product candidates nominated under the agreement, and receives options to non-exclusive licenses to the technology in these candidates. These options were evaluated and were not determined to be material rights. Upon sublicense of the product candidates nominated under the agreement, or upon exercise of an option and sublicense of a product candidate to a third party, the Company is entitled to a sublicense execution fee, a percentage of certain consideration received by MD Anderson for the sublicense, an annual maintenance fee, and a percentage royalty on net sales of licensed products. During the third quarter of 2021, the Company received an upfront payment of $5.0 million, which was recognized as revenue upon execution of the agreement, and granted licenses for two nominated programs.
Milestone Payments
At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within the Company's control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized from the satisfaction of performance obligations when such obligations have been fulfilled.

Royalty Revenues
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, no royalties have been received.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all short-term, highly liquid investments with a maturity of three months or less from the date of purchase and that can be liquidated without prior notice or penalty, to be cash equivalents.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$46,156	$35,495
Restricted cash	1,501	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$47,657	$36,996

In connection with the closing of the Asset Purchase Agreement with M.D. Anderson on April 14, 2020, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The funds are required to be held until any claims against the escrow are resolved.
Disposition of Assets and Liabilities Held for Sale and Held for Use
In the fourth quarter of 2020, in connection with the Company’s restructuring plan, Management elected to seek an exit to its leased manufacturing facility in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets and liabilities included a right-of-use asset of $0.5 million, property and equipment of $2.3 million and the related lease liability of $0.7 million. Based on the cost to exit the lease and the net realizable value of the related assets, the Company recognized an impairment charge of $1.3 million in the fourth quarter of 2020.

The disposal of the assets and liabilities associated with the Houston facility was completed on February 26, 2021. Under the terms of the agreement, a third party assumed the lease for the facility. In addition, the third party paid $1.1 million to the Company for substantially all of the property and equipment associated with the location. The consideration included $0.9 million in cash and an unsecured promissory note for $0.2 million.

On March 15, 2021, the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million was returned to the Company in June 2021. The decision to exit this lease reflects the ability of the Company to carry on its administrative function remotely. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the right-of-use asset of $0.6 million, leased equipment with a net book value less than $0.1 million, and the related lease liability of $1.0 million. The Company recognized a loss on termination of $0.5 million during the first quarter of 2021.
Property and Equipment
Furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.

Property and equipment consisted of the following:

(in thousands, except useful lives)	Estimated Useful Lives				December 31, 2021	December 31, 2020
Leasehold improvements			5	Years	$—	$167
Lab equipment			5	Years	530	530
Manufacturing equipment			5	Years	138	138
Computer and office equipment	3	to	5	Years	841	834
Software			3	Years	94	94
Total					1,603	1,763
Less: accumulated depreciation					(1,591)	(1,574)
Property and equipment, net					$12	$189

During the years ended December 31, 2021 and 2020, the Company recorded $0.1 million and $1.5 million of depreciation expense, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued payroll	$320	$1,071
Accrued patient treatment costs	2,086	899
Accrued clinical research costs	479	1,562
Accrued manufacturing costs	328	41
Accrued professional services	305	279
Accrued other	331	313
Total accrued expenses and other current liabilities	$3,849	$4,165
Certain prior year amounts have been reclassified to conform to the 2021 presentation. Expenses related to clinical studies totaling $1.5 million were reclassified from Accrued Other to Accrued Clinical Research Costs. Another $0.1 million for expenses related to drug manufacture and professional consulting services were reclassified from Accrued Other to Accrued Manufacturing Costs and Accrued Professional Services.
Warrant Derivatives
In an underwritten public offering (the “2019 Offering”), the Company issued Series 1 Redeemable Convertible Non-Voting Preferred Stock (the “Series 1 Preferred Stock”) and warrants (the “2019 Public Warrants”) to purchase its common stock. These 2019 Public Warrants are classified as liabilities in the accompanying consolidated balance sheets, because the public warrants embody a conditional or unconditional obligation to repurchase the Company’s shares. The Company accounted for these warrants at fair value on the date of issuance and they are subject to re-measurement to fair value at each balance sheet date. Any change in fair value is recognized as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss. The Company estimates the fair value of these liabilities using the Black-Scholes valuation technique, which utilizes assumptions including (i) the fair value of the underlying stock at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term, and (iv) risk-free interest rates. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or a change in control, as defined. The warrants are freely exercisable at any time from the issuance date until the expiration date, provided exercise does not cause a warrant holder to exceed a pre-determined beneficial ownership limit. See Note 5 - Public Offering and Private Placement for discussions of the 2019 Public Warrants.

In November 2020 and December 2021, the Company issued prefunded warrants and accompanying warrants (the “2020 Pre-funded Warrants” and “2020 Common Warrants”, the “2021 Pre-funded Warrants” and “2021 Common Warrants”, respectively). These pre-funded warrants and common warrants are classified as equity. The pre-funded warrants and common warrants neither embody a conditional or unconditional obligation, nor are they indexed to an obligation, to repurchase the Company’s shares by transferring assets. Furthermore, the monetary value of the pre-funded warrants and accompanying warrants, at inception, is not solely or predominately based on (a) a fixed monetary amount, (b) variations in something other than the fair value of the Company’s shares, or (c) variations inversely related to the fair value of the Company’s own shares. Therefore, the pre-funded warrants and common warrants do not meet the criteria requiring liability classification. See Note 5 - Public Offering and Private Placement for discussions of the 2020 Pre-funded and Common Warrants and 2021 Pre-funded and Common Warrants.
Private Placement Option
Besides the 2019 Offering, the Company completed a private placement and entered into the 2019 Securities Purchase Agreement that contained a call option on preferred shares that are puttable outside the control of the Company. Prior to the fourth quarter of 2021, the Company recorded the option as a liability and measured the option at fair value. The Company re-measured the option to fair value at each balance sheet date and recorded changes in fair value in other income (expense) in the accompanying consolidated statement of operations and comprehensive loss at each reporting period. Offering expenses arising from the issuance of the private placement option were expensed as incurred.
The Company estimated the fair value of these liabilities using a binomial lattice model, which utilized assumptions including (i) the fair value of the underlying stock at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term, and (iv) risk-free interest rates.
In 2021, the Company entered into the 2021 Securities Purchase Agreement, pursuant to which certain of the purchasers irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the private placement option contained in the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement), which releases the Company of potential obligations. The Company has therefore derecognized the option liability at its balance sheet date ended on December 31, 2021.
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

Operating leases are recognized as ROU assets and operating lease liabilities on the balance sheet at the commencement date based on the present value of the future minimum lease payments over the lease term calculated using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. Any lease incentives received are deferred and recorded as a reduction of the ROU asset and amortized over the term of the lease. Rent expense, comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term. The Company determines the lease term as the noncancellable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Leases with a term of 12 months or less are not recognized on the balance sheets.

Fair Value of Financial Instruments
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy has been established that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
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
Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from its external service providers. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each project and total project spending. The Company adjusts its accrual as actual costs become known.

Collaboration Agreements
The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, or the Company may be reimbursed for all or a significant portion of the costs of the Company’s research and development activities. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as a deduction to the research and development expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, the Company also recognizes, as research and development expenses in the period when its collaborator incurs development expenses, the portion of the collaborator's development expenses that the Company is obligated to reimburse.
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
The Company calculates the fair value of stock options on the date of grant using the Black-Scholes pricing model, which requires a number of estimates, including the expected life of awards, interest rates, stock volatility and other assumptions. Restricted stock is measured based on the fair market value of the underlying stock on the date of grant. If the awards are classified as liability awards, the fair value is remeasured at each reporting date and the compensation expense is adjusted accordingly. Additionally, the Company applies a forfeiture rate to estimate the number of grants that will ultimately vest, as applicable, and adjusts the expense as these awards vest. All of the Company’s current equity awards are service based awards and the share-based compensation cost is being recognized over the requisite service period of the awards on a straight-line basis.
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
As of December 31, 2021, the Company had recorded a full valuation allowance on its net U.S. and foreign deferred tax assets because the Company expects that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of the valuation allowance could be materially impacted.
The Company accounts for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2021 and 2020, the Company had no uncertain tax positions and no interest or penalties have been charged for the years ended December 31, 2021 and 2020. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2021 remain open to examination by the U.S. Internal Revenue Service.
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
Net Loss and Net Loss per Share of Common Stock Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period without consideration for common stock equivalents. Diluted earnings per share is based on the more dilutive method between the two-class method and the treasury stock method and includes the effect from potential issuance of ordinary shares, such as shares issuable pursuant to the conversion of preferred stock to common stock, exercise of warrants to purchase common stock, exercise of stock options, and vesting of restricted stock units. For periods of net loss, diluted net loss per share is calculated similarly to basic net loss per share.
The following outstanding shares of common stock equivalents were excluded from the computations of diluted earnings per share (if in a net income position) of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	December 31, 2021	December 31, 2020
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	11,616,080
Private placement option	—	9,675,000
Options to purchase common stock	2,140,618	1,510,968
Unvested shares of restricted stock units	137,504	129,861
Total anti-dilutive common stock equivalents	12,548,122	27,451,909
New Accounting Requirements and Disclosures

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

Convertible Instruments
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which reduces the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, the update amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Furthermore, this update improves the related EPS guidance. This update is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted the standard effective January 1, 2021 with no impact on its consolidated financial statements.

NOTE 2 - FAIR VALUE OF MEASUREMENTS AND INVESTMENT SECURITIES

Investment Securities
The following tables present the Company’s investment securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Fair Value at December 31, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds and treasury bills	$42,487	$—	$—	$27,463	$—	$—
Total Cash Equivalents	$42,487	$—	$—	$27,463	$—	$—

Additionally, the $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund as of December 31, 2021.
Money market funds and U.S. Treasury bills are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability and Private Placement Option Liability
The Company’s financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability prior to its derecognition in December 2021. Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates.

The fair values of the warrant derivative liability and the private placement option liability, prior to its derecognition in December 2021, are classified as current liabilities in the accompanying consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year. On December 4, 2021, the Company entered into the 2021 Securities Purchase Agreement, pursuant to which certain of the investors irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the private placement option contained in the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement). The Company derecognized the private placement option liability and recorded a gain on change in the fair value for the year ended December 31, 2021 of $2.8 million in the accompanying statements of operations and comprehensive loss.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.22%	0.46%
Volatility	94%	90%
Expected life (years)	4.64	5.64

The following table provides the warrant derivative and private placement option liabilities reported at fair value and measured on a recurring basis:

	Fair Value at December 31, 2021			Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$2,773	$—	$—	$10,345
Private placement option liability	—	—	—	—	—	7,803
Total fair value	$—	$—	$2,773	$—	$—	$18,148
The ending balance of the Level 3 financial instruments presented above represents the Company’s best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company entered into a lease agreement for office and laboratory space in Houston, Texas commencing in July 2020 and expiring in 2023. The Company recorded ROU assets of $0.5 million and a corresponding lease liability of $0.6 million upon lease commencement. In October 2020, in connection with the Company’s restructuring plan, Management elected to seek an exit to its leased office and laboratory space in Houston, Texas. As a result of this decision, the Company reclassified the assets and liabilities associated with the leased facility as held for sale. The reclassified assets included a right-of-use asset of $0.5 million, property and equipment of $2.3 million, and related lease liability of $0.7 million. Based on the cost to exit the lease and the net realizable value of the related assets, the Company recognized an impairment charge of $1.3 million in 2020. The disposal of the assets and liabilities associated with the facility was completed on February 26, 2021. Under the terms of the agreement a third party assumed the lease for the facility. In addition, the third party paid $1.1 million to the Company for substantially all of the property, and equipment associated with the location. The consideration included $0.9 million in cash and an unsecured promissory note for $0.2 million.

On March 15, 2021, the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million was returned to the Company. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1.0 million. The Company recognized a loss on termination of $0.5 million during the year ended December 31, 2021.

Components of lease cost are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease cost:
Amortization of leased assets	$16	$74
Interest on lease liabilities	5	21
Operating lease cost	56	814
Short-term lease cost	53	582
Total lease cost	$130	$1,491

Weighted-average remaining lease term:
Operating leases	0.0 years	1.7 years
Finance leases	0.0 years	1.4 years
Weighted-average discount rate:
Operating leases	—%	11.47%
Finance leases	—%	13.05%

Supplemental cash flow information and non-cash activity related to the Company’s operating and finance leases are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71	$950
Operating cash flows from finance leases	5	21
Financing cash flows from finance leases	35	74

NOTE 4 - DEBT
Oxford Loan

On December 21, 2017 (the “Oxford Closing Date”), the Company entered into a loan and security agreement (the “Oxford Loan Agreement”) with Oxford Finance LLC, pursuant to which the Company borrowed $35.0 million in a single term loan (the “Oxford Loan”). On the Oxford Closing Date, the Company used approximately $32.9 million of the proceeds from the Oxford Loan to repay its indebtedness to a previous lender.

The Company paid expenses related to the Oxford Loan Agreement of $0.1 million, which, along with the final facility charge of $3.0 million, were recorded as deferred issuance costs, which offset long-term debt on the Company’s consolidated balance sheet. The deferred issuance costs were being amortized over the term of the loan as interest expense using the effective interest method. During the year ended December 31, 2020, interest expense included $0.6 million of amortized deferred issuance costs.

During November 2020, the Company entered into an agreement for the early settlement of all debt obligations under the Oxford Loan Agreement. During the same month, the Company remitted payment of $27.4 million, which included full repayment of the outstanding principal balance, the Oxford Final Payment Fee, and accrued interest. As of December 31, 2020, the Company recorded a gain on extinguishment of $0.1 million in the accompanying statements of operations and comprehensive loss.

NOTE 5 - PUBLIC OFFERING AND PRIVATE PLACEMENT
December 2021 Private Placement
On December 4, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue to the Purchasers 2021 pre-funded warrants to purchase an aggregate of 20,559,210 shares of its common stock and accompanying 2021 common warrants to purchase an aggregate of 2,055,920 shares of common stock. Each pre-funded warrant to purchase one share of common stock will be sold together with a warrant to purchase one-tenth of one share of common stock at a combined unit price of $1.7024. The pre-funded warrants will be immediately exercisable at an exercise price of $0.0001 per share of common stock. The accompanying common warrants will be immediately exercisable at an exercise price of $1.69 per share of common stock and will expire seven years from the date of issuance.

The gross proceeds to the Company from the private placement were approximately $35.0 million before deducting placement agent commissions and offering expenses payable by the Company, excluding any proceeds that may be received upon exercise of the accompanying warrants.

In addition, pursuant to the 2021 Securities Purchase Agreement, certain of the Purchasers irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement), which releases the Company of potential cash or equity obligations. The representations, warranties and covenants contained in the 2021 Securities Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.
November 2020 Underwritten Offering
On November 2, 2020, the Company closed an underwritten offering of 1,040,000 shares of its common stock, 2020 pre-funded warrants to purchase 3,109,378 shares of its common stock, and accompanying 2020 common warrants to purchase up to an aggregate of 4,149,378 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $6.025 and $6.024 for each pre-funded warrant. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock. The common warrants were immediately exercisable at an exercise price of $6.50 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company were approximately $25.0 million before deducting underwriting discounts and commissions and other offering expenses.
August 2019 Public Offering
On August 16, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “2019 Offering”) of 575,000 shares of the Series 1 Redeemable Convertible Non-Voting Preferred Stock of the Company (the “Series 1 Preferred Stock”) and warrants (the “2019 Public Warrants”) to purchase up to 5,750,000 shares of its common stock. Each share of Series 1 Preferred Stock was sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. Under certain circumstances, each warrant to purchase 10 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock. The offering closed on August 21, 2019, and the net proceeds to the Company from the Offering was approximately $53.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company, and excluding any proceeds that the Company may receive upon exercise of the Public Warrants.

All of the 2019 Public Warrants sold in the 2019 Offering have an exercise price of $13.00 per share of common stock or, in certain circumstances, for $130.00 per share of Series 1 Preferred Stock, subject to proportional adjustments in the event of stock splits or combinations or similar events. The 2019 Public Warrants were immediately exercisable upon issuance, provided that the holder is prohibited, subject to certain exceptions, from exercising a warrant for shares of common stock to the extent that immediately prior to or after giving effect to such exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding, which percentage may be changed at the holder’s election to a lower percentage at any time or to a higher percentage not to exceed 19.99% upon 61 days’ notice to the Company. The Public Warrants will expire on August 21, 2026, unless exercised prior to that date
The following table reflects the fair value roll forward reconciliation of the 2019 Public Warrants liabilities for the period ended December 31, 2021:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2020	$10,345
Change in fair value	(7,572)
Balance, December 31, 2021	$2,773
Private Placement
On August 16, 2019, the Company entered into a securities purchase agreement (the “2019 Securities Purchase Agreement”) with certain institutional investors named therein (the “Purchasers”), pursuant to which the Company agreed to issue in a private placement (i) 350,000 shares of its Series 2 Redeemable Convertible Non-Voting Preferred Stock (the “Series 2 Preferred Stock”), at a purchase price of $100.00 per share, and related warrants to purchase up to 2,800,000 shares of common stock at an exercise price of $10.00 per share, and (ii) 250,000 shares of its Series 3 Redeemable Convertible Non-Voting Preferred Stock (the “Series 3 Preferred Stock” and, together with the Series 1 Preferred Stock and Series 2 Preferred Stock, the “Preferred Stock”), at a purchase price of $140.00 per share, and related warrants to purchase up to 875,000 shares of common stock at an exercise price of $14.00 per share. The right of the Purchasers to purchase such securities was waived, effective as of December 4, 2021, pursuant to the 2021 Purchase Agreement.

The Company received $11.2 million in net option fee proceeds, net of offering costs, upon the execution of the 2019 Securities Purchase Agreement. Pursuant to the 2021 Securities Purchase Agreement entered into on December 4, 2021, the Company derecognized the private placement option liability, and the Company is no longer obligated to issue the Series 2 Preferred Stock, Series 3 Preferred Stock, or any associated Private Warrants.

A summary of warrants outstanding and exercisable as of December 31, 2021 is as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)	(per share)		(per share)
2019	5,750,000	4.64	$13.00	5,750,000	$13.00
2020	4,149,378	3.84	$6.50	4,149,378	$6.50
2020[1]	1,716,702	—	$—	1,716,702	$—
2021	2,055,920	6.94	$1.69	2,055,920	$1.69
2021[2]	20,559,210	—	$—	20,559,210	$—
	34,231,210			34,231,210

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
In August 2019, the Company sold Series 1 Preferred Stock pursuant to the 2019 Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 452,000 shares of Series 1 Preferred Stock issued and outstanding as of both December 31, 2021 and 2020. There were no shares of Series 2 or 3 Preferred Stock issued or outstanding as of December 31, 2020, and the Series 2 and 3 Preferred Stock were cancelled during 2021 pursuant to the 2021 Securities Purchase Agreement. The Series 1 Preferred Stock was issued together with warrants for a combined purchase price of $100.00 per share of Series 1 Preferred Stock and one warrant to purchase 10 shares of common stock. There were 86,000 shares of Series 1 Preferred Stock converted to common stock as of December 31, 2020, while no shares were converted during 2021.

As of December 31, 2021 and 2020, the Company classified the Series 1 preferred stock within mezzanine equity, as the Series 1 preferred stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

The Series 1 Preferred Stock is not currently redeemable and is only redeemable upon a fundamental change at a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. Subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is unnecessary if it is not probable that the instrument will become redeemable. As (i) the Series 1 Preferred Stock is only redeemable upon a fundamental change, the occurrence of which is not
1 The pre-funded warrants issued on November 2, 2020 do not have an expiration date.
2 The pre-funded warrants issued on December 7, 2021 do not have an expiration date.

probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 Preferred Stock to its redemption amount.

Optional Conversion

Each share of Preferred Stock is initially convertible into 10 shares of Common Stock. The conversion price at which Preferred Stock may be converted into shares of common stock is subject to adjustment in connection with certain specified events.

Redemption

Until the applicable Transition Date (defined below), at any time on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, all or any portion of the preferred stock is redeemable at the option of the holder at a redemption price of $100.00 per share (for Series 1 Preferred Stock).  The “Transition Date” means the first date following August 21, 2021, on which each of the Conditions (as defined below) is met.

The “Conditions” mean: (1) the closing price of the Company’s common stock has been equal to or exceeded $25.00 per share for 180 calendar days (for determining if the Conditions are met for the Series 1 Preferred Stock) for 180 calendar days; (2) the 50-day average trading volume of the Company’s common stock on the Nasdaq stock market is greater than 50,000 shares; and (3) a Phase 3 or Phase 2 pivotal clinical trial for one of the Company’s CAR-T product candidates has been initiated, meaning that at least one clinical trial site has been activated.

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

NOTE 7 - SHARE-BASED COMPENSATION PLANS

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan the (“2019 Plan”) which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and/or options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Equity Incentive Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over two to four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

2019 Equity Incentive Plan

The 2019 Plan, is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the (“2014 Plan”), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the "Share Reserve") will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, plus (iii) an additional 500,000 shares that were approved at the Company’s Annual meeting of Stockholders in June 2020, (iv) an additional 500,000 shares that were approved at the Company’s Annual Meeting of Stockholders in June 2021 and plus (v) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan were approved by the Company’s stockholders, as such shares become available from time to time.

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

At December 31, 2021 and 2020, outstanding awards were comprised of the following:

	December 31, 2021	December 31, 2020
Options	2,074,858	1,425,207
Inducement option awards	65,760	85,761
Restricted stock units	137,004	129,361
Inducement restricted stock units	500	500
Total outstanding awards	2,278,122	1,640,829

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Year Ended
	December 31, 2021	December 31, 2020
Options granted	1,023,000	1,352,595
Weighted-average exercise price	2.80	7.59
Weighted-average grant date fair value	2.02	5.29
Assumptions:
Risk-free interest rate	0.92%	0.82%
Volatility	90%	85%
Expected life (years)	5.63	5.83
Expected dividend yield	—	—

Share-Based Compensation Activity

The following table summarizes the stock option activity for all stock plans during the year ended December 31, 2021 and 2020 as follows:

Options	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	567,842	$76.25	7.82	$12
Granted	1,352,595	$7.59
Exercised	—
Forfeited	(409,469)	$29.86
Balance at December 31, 2020	1,510,968	$27.36	8.19	$379
Granted	1,023,000	$2.80
Exercised	—
Forfeited	(393,350)	$30.66
Balance at December 31, 2021	2,140,618	$15.01	8.48	$—
Exercisable at December 31, 2021	718,123	$36.42	6.98	$—

There were no options exercised or cash received for the year ended December 31, 2021; the Company received cash of less than $0.1 million upon option exercises for year ended December 31, 2020.

The following table summarizes the options outstanding and exercisable at December 31, 2021:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$1.73 to $2.87	215,000	9.89	$1.81	—	0.00	$—
$2.88 to $2.93	665,000	9.62	$2.88	—	0.00	$—
$2.94 to $3.01	506,000	8.95	$2.97	253,000	8.95	$2.97
$3.02 to $16.15	475,076	7.32	$9.97	207,374	6.15	$11.97
$16.16 to $234.70	279,542	5.82	$84.39	257,749	5.71	$88.94
Total	2,140,618	8.48	$15.01	718,123	6.98	$36.42

The following table summarizes the stock award activity for all restricted stock units during the year ended December 31, 2021:

Awards	Outstanding Restricted Stock Awards and Units	Weighted-Average Grant Date Fair Value Per Share	Outstanding Aggregate Intrinsic Value (in thousands)	Total Fair Value of Restricted Awards Vested (in thousands)
Balance at December 31, 2019	6,359	$92.29	$82
Granted	239,023	$4.70
Vested	(2,309)	$96.14	$30	$222
Forfeited	(113,212)	$6.73
Balance at December 31, 2020	129,861	$5.59	$458
Granted	136,626	$3.54
Vested	(126,477)	$5.05	$413	$659
Forfeited	(2,506)	$4.85
Balance at December 31, 2021	137,504	$4.06	$205
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan, the “ESPP”, provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company’s common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. For the year ended December 31, 2020, there were 14,975 shares purchased by employees under the ESPP. The ESPP has been suspended since December 2020. As of December 31, 2021, there were 18,488 shares available for issuance under the ESPP.
A summary of activity within the ESPP follows:

	Year Ended
(in thousands except share data)	December 31, 2021	December 31, 2020
Deductions from employees	$—	$56
Share-based compensation expense recognized	$—	$96
Proceeds received by the Company for ESPP	$—	$78
Weighted-average purchase price per common share	$—	$5.21

Share-Based Compensation Expense
Share-based compensation expense by classification for December 31, 2021 and 2020 are as follows:

	Year Ended
(in thousands)	December 31, 2021	December 31, 2020
General and administrative	$2,275	$3,170
Research and development	1,164	1,861
Total	$3,439	$5,031

At December 31, 2021, total compensation cost not yet recognized was $3.2 million and the weighted-average period over which this amount is expected to be recognized is 1.52 years. The aggregate fair value of options and restricted shares vesting in the years ended December 31, 2021 and 2020 was $4.3 million and $4.8 million, respectively.

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

Under the 2014 license agreement, the Company is required to pay BCM a low annual maintenance fee on each anniversary of the agreement date. The Company is also required to make royalty payments in the low single digits, subject to certain annual minimums, on net sales of products covered by the license and, to the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is also required to pay BCM a percentage in the low double-digits on all non-royalty income received from sublicensing revenue.

During the second quarter of 2021, the Company determined that $0.6 million of sublicense expense was incurred in 2019 through 2020 related to the Company’s obligation to pay BCM a percentage of sublicense revenue earned by the Company under the 2014 license agreement. Management evaluated the impact of the adjustment and determined that the amount was immaterial to the consolidated financial statements for the current year and prior years. As such, the entire amount of $0.6 million was recorded during the second quarter in 2021. During the third quarter of 2021, the Company earned additional sublicense revenue and, therefore, recorded additional sublicense expense of $0.5 million.

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

Litigation
On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019 plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020 with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020, Bellicum filed a demurrer and motion to strike the fourth amended complaint, which is not currently set for hearing but will be rescheduled pursuant to a further order from the court.
NOTE 9 - INCOME TAXES
The reconciliation between federal income taxes at the statutory U.S. federal income tax rate and the Company’s income tax expense for the year is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Tax benefit at statutory rate	$(2,038)	$(1,658)
Other	4	200
Stock based compensation	780	642
Offering issuance costs and changes in fair value of warrants and private placement option	(3,176)	(9,687)
Deferred tax valuation allowances	4,718	11,690
Research and development credit	(288)	(1,187)
Income tax expense	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets (liabilities):
Net operating loss carryforward	$100,346	$94,132
Stock compensation	3,541	3,539
Intangible assets	7,156	7,682
Research and development credit	18,076	17,787
Operating lease assets	—	(213)
Operating lease liabilities	—	354
Other	(144)	976
Total deferred tax assets, net of deferred tax liabilities	128,975	124,257
Valuation allowance	(128,975)	(124,257)
Net deferred tax	$—	$—

Net operating loss carryforwards and research tax credits as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
U.S. federal income tax net operating loss carryforwards	$477,839	$448,250
U.K. net operating loss carryforwards	$—	$133
U.S. federal research tax credits	$12,985	$12,535
Texas research tax credits	$5,091	$5,252
The Company has $228.4 million of U.S. federal net operating loss carryovers that have no expiration date and the remaining begin to expire in 2025. The U.S. Federal and state research credits will begin to expire in 2028 and 2034 respectively. No study has been performed on the research and development (R&D) credits and gross R&D credits in the amount of $17.8 million could be limited based on review by the Internal Revenue Service.

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
Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at December 31, 2021 and 2020. The changes in the valuation allowance was an increase of $4.7 million and an increase of $11.7 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 10 - SUBSEQUENT EVENTS
None.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on those criteria and our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
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

ITEM 9B.  Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the sections headed “Election of Directors,” “Information about our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant and the Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report Form 10-Q with the SEC on August 6, 2020).

3.2
Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 5, 2019).).

3.3
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of Bellicum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K, filed with the SEC on August 19, 2019).

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

4.4	Form of Warrant issued in public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.5	Form of Warrant issued in private offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.6	Description of Description of Securities (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form 10K (File No. 001-36783), filed with the SEC on March 12, 2020.

4.7
Securities Purchase Agreement, dated August 16, 2019, by and among the Company and the institutional investors named therein, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.8	Form of pre-funded warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783). filed with the SEC on November 2, 2020).

4.9	Form of warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.001-36783), filed with the SEC on November 2, 2020).
C
4.10
Form of Pre-Funded Warrant issued in private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

4.11
Form of Accompanying Common Warrant issued in private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

4.12
Securities Purchase Agreement dated August 16, 2019, by and among the Company, Baker Brothers Life Sciences, LP, and Boxer Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

Exhibit Number	Description

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

10.5(A)+
Bellicum Pharmaceuticals, Inc. Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed with the SEC on June 17, 2021).

10.5(B)+
Forms of stock option grant notice, stock option agreement and notice of exercise, and forms of restricted stock award notice and restricted stock award agreement under the Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan.

10.6+
Bellicum Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with SEC on August 6, 2020).

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

10.22*
License Agreement by and between the Registrant and BioVec Pharma, Inc., dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015).

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

10.25^	Master Services Agreement Between The University of Texas M. D. Anderson Cancer Center and Bellicum Pharmaceuticals, Inc.

10.26	Employment Agreement by and between the Registrant and Charity Scripture, dated December 1, 2021.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates management contract or compensatory plan.

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant as determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

^	Certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 15. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: March 24, 2022	By:	/s/ Richard A. Fair
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

Signature	Title	Date

/s/ Richard A. Fair	President, Chief Executive Officer and Director	March 24, 2022
Richard A. Fair	(Principal Executive Officer)

/s/ Charles S. Grass	Chief Accounting Officer	March 24, 2022
Charles S. Grass

/s/ James Brown	Chairman of the Board of Directors	March 24, 2022
James Brown

/s/ Jon P. Stonehouse	Member of the Board of Directors	March 24, 2022
Jon P. Stonehouse

/s/ James M. Daly	Member of the Board of Directors	March 24, 2022
James M. Daly

/s/ Stephen R. Davis	Member of the Board of Directors	March 24, 2022
Stephen R. Davis

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 24, 2022
Reid M. Huber, Ph.D.

/s/ Judith Klimovsky	Member of the Board of Directors	March 24, 2022
Judith Klimovsky