Form 10-Q
period 2022-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2022-05-12
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of May 9, 2022, there were 8,609,661 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	56

SIGNATURES		58

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,769	$46,156
Restricted cash	1,501	1,501
Accounts receivable, interest and other receivables	207	205
Prepaid expenses and other current assets	1,943	1,269
Total current assets	43,420	49,131
Property and equipment, net	14	12
Total assets	$43,434	$49,143
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212	$90
Accrued expenses and other current liabilities	3,347	3,849
Warrant derivative liability	4,410	2,773
Total liabilities	7,969	6,712
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at March 31, 2022 and December 31, 2021, 452,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	18,036	18,036
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized at March 31, 2022 and December 31, 2021, 8,676,903 shares issued and 8,609,157 shares outstanding at March 31, 2022; 8,497,025 shares issued and 8,429,279 shares outstanding at December 31, 2021	87	85
Treasury stock: 67,746 shares held at March 31, 2022 and December 31, 2021	(5,056)	(5,056)
Additional paid-in capital	580,753	580,156
Accumulated other comprehensive loss	(341)	(338)
Accumulated deficit	(558,014)	(550,452)
Total stockholders’ equity	17,429	24,395
Total liabilities, redeemable preferred stock and stockholders' equity	$43,434	$49,143

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$4,486	$6,460
General and administrative	1,453	2,012
Total operating expenses	5,939	8,472
Other operating expense
Loss on dispositions, net	—	464
Loss from operations	(5,939)	(8,936)
Other income (expense):
Interest income	14	10
Interest expense	—	(4)
Change in fair value of warrant derivative and private placement option liabilities	(1,637)	(2,337)
Total other expense	(1,623)	(2,331)
Net loss	$(7,562)	$(11,267)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.25)	$(1.12)

Weighted-average shares outstanding, basic and diluted	30,819,578	10,034,970

Net loss	$(7,562)	$(11,267)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	—
Comprehensive loss	$(7,565)	$(11,267)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(amounts in thousands, except share data)

Three Months Ended March 31, 2022
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	—	—	—	—	—	599	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	122,928	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,562)	(3)	(7,565)
Balance, March 31, 2022	452,000	$18,036	8,676,903	$87	(67,746)	$(5,056)	$580,753	$(558,014)	$(341)	$17,429

Three Months Ended March 31, 2021
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	903	—	—	903
Exercise of restricted stock unit awards	—	—	369	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance, March 31, 2021	452,000	$18,036	8,386,019	$84	(67,746)	$(5,056)	$544,464	$(552,014)	$(339)	$(12,861)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,562)	$(11,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	599	903
Depreciation and amortization expense	5	47
Change in fair value of warrant derivative and private placement option liabilities	1,637	2,337
Amortization of right-of-use assets	—	33
Accretion of lease liability	—	31
Loss on dispositions, net	—	464
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(2)	—
Prepaid expenses and other assets	(674)	(679)
Accounts payable	122	(222)
Accrued liabilities and other	(502)	60
Net cash used in operating activities	(6,377)	(8,293)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	900
Purchases of property and equipment	(7)	—
Net cash (used in) provided by investing activities	(7)	900
Cash flows from financing activities:
Payment on financing lease obligations	—	(20)
Net cash used in financing activities	—	(20)
Effect of exchange rate changes on cash	(3)	—
Net change in cash, cash equivalents, and restricted cash	(6,387)	(7,413)
Cash, cash equivalents and restricted cash at beginning of period	47,657	36,996
Cash, cash equivalents and restricted cash at end of period	$41,270	$29,583

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
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2021, as filed with the SEC on March 24, 2022.

The accompanying interim condensed financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, as of March 31, 2022 and December 31, 2021, the Company had an accumulated deficit of $558.0 million and $550.5 million, respectively, and at March 31, 2022, the Company had cash and cash equivalents of approximately $39.8 million and restricted cash of $1.5 million. Based on the Company’s current business plan, management believes that existing cash and cash equivalents, revenues and other cash inflows will be sufficient to fund its operating expenses and capital expenditure requirements through June 2023. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, the COVID-19 pandemic and the macro-economic environment generally. Existing cash, cash equivalents are not likely to be sufficient to fund the Company's operations through the third quarter of 2023 as management expects to incur additional losses in the future to conduct research and development and recognizes that the Company will need to raise additional capital to fully implement its business plan.

This going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability.

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

The Company believes that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of additional debt, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2021.
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

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$39,769	$46,156
Restricted cash	1,501	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$41,270	$47,657

In April 2020, the Company sold its U.S. manufacturing facility to The University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”). Pursuant to the Company’s asset purchase agreement with M.D. Anderson, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The funds are required to be held until any claims against the escrow are resolved.
Disposition of Assets and Liabilities Held for Sale and Held for Use
In the fourth quarter of 2020, in connection with the Company's restructuring plan, Management elected to seek an exit to its leased R&D facility in Houston, Texas. The lease termination and disposal of the assets and liabilities associated with the facility was completed on February 26, 2021. Under the terms of the agreement, a third party assumed the lease for the facility. In addition, the third party paid $1.1 million to the Company for substantially all of the property, and equipment associated with the location. The consideration included $0.9 million in cash and an unsecured promissory note for $0.2 million.
On March 15, 2021, the Company entered an agreement to terminate its sub-lease of the South San Francisco office space contingent upon consent of the prime lessor. Under the terms of the agreement, the company agreed to pay a lease termination fee of $0.9 million while the security deposit of $0.2 million will be returned to the Company. The decision to exit this lease reflects the ability of the Company to carry on administrative functions remotely. On March 26, 2021, the Company met all of the conditions of the agreement and disposed of substantially all of the assets and liabilities associated with the lease including the a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1 million. The Company recognized a loss on termination of $0.5 million during the first quarter of 2021.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued payroll	$166	$320
Accrued patient treatment costs	1,393	2,086
Accrued clinical research costs	663	479
Accrued manufacturing costs	388	328
Accrued professional services	417	305
Accrued other	320	331
Total accrued expenses and other current liabilities	$3,347	$3,849

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
The following outstanding shares of common stock equivalents were excluded from the computations of diluted loss per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	March 31, 2022	March 31, 2021
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	11,616,080
Private placement option	—	9,675,000
Options to purchase common stock	2,064,537	1,400,470
Unvested shares of restricted stock units	10,500	262,010
Total anti-dilutive common stock equivalents	12,345,037	27,473,560

NOTE 2 - FAIR VALUE MEASUREMENTS AND INVESTMENT SECURITIES

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

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value at March 31, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$34,999	$—	$—	$42,487	$—	$—
Total cash equivalents	$34,999	$—	$—	$42,487	$—	$—

As of March 31, 2022 and December 31, 2021, an additional $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund and would be considered a level 1 measurement.

Money market funds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

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

The fair values of the warrant derivative liability and the private placement option liability, prior to its derecognition in December 2021, are classified as current liabilities in the accompanying condensed consolidated balance sheets. These liabilities will be shown as current liabilities on the balance sheet when it is deemed more probable than not by management to be exercised within one year. On December 4, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Securities Purchase Agreement”), pursuant to which certain of the investors irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the private placement option contained in the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement). The Company derecognized the private placement option liability of $2.8 million during the fourth quarter of 2021, out of which $2.6 million was recorded as gain on change in the fair value in the accompanying statements of operations and comprehensive loss, and $0.2 million was recorded as additional paid-in capital in the accompanying balance sheets.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.40%	1.22%
Volatility	92.00%	94.00%
Expected term (years)	4.38	4.64

The following table provides the warrant derivative liability reported at fair value and measured on a recurring basis:

	Fair Value at March 31, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$4,410	$—	$—	$2,773
Total fair value	$—	$—	$4,410	$—	$—	$2,773

The ending balance of the Level 3 financial instruments presented above represents the Company's best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company entered into two agreements and exited its Houston and South San Francisco office locations during the first quarter of 2021 and, therefore, did not have any lease liabilities as of March 31, 2022. In connection with the lease termination and exit of the Houston office, a third party also acquired all of the property and equipment associated with the location. The consideration included an unsecured promissory note of $0.2 million with a simple interest of 4% per annum, which is due and payable on or before June 30, 2022.

Components of lease cost are as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Finance lease cost:
Amortization of leased asset	$—	$10
Interest on lease liabilities	—	4
Operating lease cost	—	54
Short-term lease cost	—	52
Total lease cost	$—	$120

NOTE 4 - PUBLIC OFFERING AND PRIVATE PLACEMENT

December 2021 Private Placement

On December 4, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued pre-funded warrants to purchase an aggregate of 20,559,210 shares of its common stock and accompanying common warrants to purchase an aggregate of 2,055,920 shares of its common stock. Each pre-funded warrant to purchase one share of common stock was sold together with one warrant to purchase one-tenth of one share of common stock at a combined unit price of $1.7024. The pre-funded warrants were immediately exercisable at an exercise price of $0.0001 per share of common stock. The accompanying common warrants were immediately exercisable at an exercise price of $1.69 per share of common stock and will expire seven years from the date of issuance.

The gross proceeds to the Company from the private placement were approximately $35.0 million before deducting placement agent commissions and offering expenses payable by the Company, excluding any proceeds that may be received upon exercise of the accompanying warrants.

In addition, pursuant to the 2021 Securities Purchase Agreement, purchasers 2019 Securities Purchase Agreement (defined below) irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement), which releases the Company of potential cash or equity obligations.

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

August 2019 Public Offering

On August 16, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of 575,000 shares of the Series 1 Redeemable Convertible Non-Voting Preferred Stock of the Company (the “Series 1 Preferred Stock”) and warrants (the “Public Warrants”) to purchase up to 5,750,000 shares of its common stock. Each share of Series 1 Preferred Stock was being sold together with a warrant to purchase 10 shares of common stock at a combined price to the public of $100.00. Under certain circumstances, each warrant to purchase 10 shares of common stock will be exercisable, at the irrevocable election of the holder, for one share of Series 1 Preferred Stock. The offering closed on August 21, 2019, and the net proceeds to the Company from the Offering were approximately $53.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, and excluding any proceeds that the Company may receive upon exercise of the Public Warrants.

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

The following table reflects the fair value roll forward reconciliation of the warrant derivative liabilities for the period ended March 31, 2022:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2021	$2,773
Change in fair value	1,637
Balance, March 31, 2022	$4,410

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

Pursuant to the 2021 Securities Purchase Agreement entered into on December 4, 2021, the Purchasers irrevocably waived the right to purchase such securities, and the Company derecognized the private placement option liability for the year ended December 31, 2021. The Company is no longer obligated to issue the Series 2 Preferred Stock, Series 3 Preferred Stock, or any associated Private Warrants.

A summary of warrants outstanding and exercisable as of March 31, 2022 is as follows:

Year Issued	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)	(per share)
2019	5,750,000	4.39	$13.00
2020	4,149,378	3.59	$6.50
2020[1]	1,659,752	—	$—
2021	2,055,920	6.69	$1.69
2021[2]	20,559,210	—	$—
	34,174,260

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01 per share, of which the Company has designated 1,517,500 shares as Series 1 Preferred Stock, 350,000 shares as Series 2 Preferred Stock and 250,000 shares as Series 3 Preferred Stock. There were 452,000 shares of Series 1 Preferred Stock and no shares of Series 2 or Series 3 Preferred Stock issued and outstanding as of March 31, 2022.

As of March 31, 2022, the Company classified the Series 1 Preferred Stock as mezzanine equity, because the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is necessary unless it is probable that the instrument will not become redeemable.

The Series 1 Preferred Stock is not redeemable at March 31, 2022, and is only currently redeemable upon a fundamental change in a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. As (i) a fundamental change is not probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 Preferred Stock to its redemption amount because it is probable the instrument will not become redeemable.

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

NOTE 6- SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan (the “2019 Plan”), which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and/or options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Equity Incentive Plan although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over two to four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Share-Based Compensation Expense

Share-based compensation expense by classification for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
(in thousands)	March 31, 2022	March 31, 2021
Research and development	$294	$263
General and administrative	305	640
Total	$599	$903
At March 31, 2022, total compensation cost not yet recognized was $2.6 million and the weighted-average period over which this amount is expected to be recognized is 1.3 years.

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

Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019 plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020 with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020, Bellicum filed a demurrer and motion to strike the fourth amended complaint, which is set for hearing on May 19, 2022.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 24, 2022, or our Annual Report, as well as our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

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

•Our CaspaCIDe™ safety switch (also known as inducible Caspase-9, or iC9) is designed to be inactive unless the patient experiences a serious side effect (e.g., cytokine release syndrome, or CRS, neurologic toxicities or off-tumor / on-target toxicities). In that event, rimiducid or temsirolimus is administered to induce Caspase-9 and eliminate the cells, with the goal of attenuating the therapy and resolving the serious side effect.

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

•BPX-601 is an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing prostate stem cell antigen, or PSCA. We believe iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies. A Phase 1/2 clinical trial called BP-012 in patients with metastatic castration-resistant prostate cancer and metastatic pancreatic cancer expressing PSCA is ongoing.

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

Impact of COVID-19

We have experienced limited impact to date, and do not anticipate experiencing a substantial impact in the future to our operations as a result of the ongoing COVID-19 pandemic. However, depending the duration and severity of the pandemic, we could experience impact in the future, including with respect to the operations of our manufacturing partners, clinical trial sites and regulatory agencies, all of which we are substantially dependent upon for our business. In particular, as we seek to pursue clinical trial enrollment and site activation for BPX-601 and BPX-603, it is possible that we may experience challenges in site enrollment due to factors related to the COVID-19 pandemic. For example, in Q4 2021 and Q1 2022, we experienced delays related to COVID-19 in patient screening and enrollment and site activation activities, delaying anticipated data presentations from our studies from 2022 to the first half of 2023. We are continuing to closely monitor the impact and potential future of the COVID-19 pandemic on our business.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change
(in thousands)	March 31, 2022	March 31, 2021
Operating expenses:
Research and development	$4,486	$6,460	$(1,974)
General and administrative	1,453	2,012	(559)
Total operating expenses	5,939	8,472	(2,533)
Loss on dispositions, net	—	464	(464)
Loss from operations	(5,939)	(8,936)	2,997
Other income (expense):
Interest income	14	10	4
Interest expense	—	(4)	4
Change in fair value of warrant derivative and private placement option liabilities	(1,637)	(2,337)	700
Total other expense	(1,623)	(2,331)	708
Net loss	$(7,562)	$(11,267)	$3,705

Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended March 31, 2022, compared to the same period last year, was primarily due to continued reduction of expenses related to rivo-cel activities in connection with our restructuring plan effected in late 2020. We discontinued active efforts to identify a partner for rivo-cel in late 2021. As a result, we have further decreased the budget on rivo-cel by limiting activities to maintaining regulatory compliance and long-term follow-up and monitoring of patients previously enrolled in rivo-cel clinical trials. This reduction in activity resulted in a $1.6 million reduction in clinical research and pharmaceutical development expenses and a $0.3 million reduction in salaries, benefits, travel, depreciation and share-based compensation related charges.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended March 31, 2022, compared to the same period last year, was primarily due to reduced share-based compensation expenses by $0.3 million. This is a result of expiration of stock options along with lower cost of new stock option grants driven by a lower average stock price. Additionally, our exit from the Houston and South San Francisco leases along with the sale of our Houston facilities resulted in a combined reduction of $0.3 million in facility charges, depreciation expenses, and business property tax. The total change in G&A expenses was partially offset by an increase in the insurance premium and consulting expenses by $0.1 million.

Loss on dispositions, net
For the three months ended March 31, 2022, we did not incur any gain or loss on dispositions. The loss recognized for the three months ended March 31, 2021 was due to the lease termination of the South San Francisco office space. Upon the termination and exit of the office space, we disposed of substantially all of the assets and liabilities associated with the lease including a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1.0 million. A loss on termination of $0.5 million was recognized for the three months ended March 31, 2021.

Other Income (Expense)

Other expense primarily consists of interest income, offset by changes in fair value of our warrant derivative liability, which is remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant derivative liability, the Company may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants.

The increase in other income (expense) for the three months ended March 31, 2022, compared to the same period last year, was primarily due to a decreased loss from the change in fair value of our warrant liability of $1.6 million, compared to the loss from change in fair value of $2.3 million for the three months ended March 31, 2021. The bigger change in fair value over the first quarter of 2021 was primarily driven by a more significant increase in our stock price compared to the first three months of 2022.

Liquidity and Capital Resources

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2022, we had cash and cash equivalents of $39.8 million, restricted cash of $1.5 million, and net cash used in operations of approximately $6.4 million for the three months ended March 31, 2022. Notably, in December 2021, we completed a private placement equity financing transaction for gross proceeds of approximately $35.0 million before deducting placement agent commissions and offering expenses.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue for at least the next 12 months. We do not have any material contractual obligations or commitments as of March 31, 2022. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead costs. Based on the Company's current business plan, we believe that our cash and cash equivalents, revenues and other cash inflows will be sufficient to fund our operating expenses and capital expenditure requirements through June 2023. However, the Company’s operating plan may change as a result of many factors currently unknown, and the Company may need to seek additional funds sooner than planned. Moreover, it is particularly difficult to estimate with certainty the Company’s future expenses given the dynamic nature of its business, the COVID-19 pandemic and the macro-economic environment generally. Existing cash, cash equivalents are not likely to be sufficient to fund the Company's operations through the third quarter of 2023 as management expects to incur additional losses in the future to conduct research and development and recognizes that the Company will need to raise additional capital to fully implement its business plan.

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

We have an effective shelf registration statement on Form S-3 for the offer and sale of up to $400.0 million of our securities, of which approximately $290.5 million remains available for future offerings. We may pursue additional funding through the sale of our securities in one or more offerings under this registration statement; however, we cannot assure you that we will be able to do so on favorable terms. Our ability to offer and sell our securities in a primary offering on our Form S-3 is currently limited by Instruction I.B.6 of Form S-3, commonly referred to as the “baby shelf” limitation. If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we raise additional capital through the issuance of debt securities, we could incur fixed payment obligations and become subject to certain restrictive covenants, including limitations on our ability to incur additional debt and acquire or license intellectual property rights, and other operating restrictions that could restrict our ability to conduct our business

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock if our stock price sufficiently increases. As of March 31, 2022, warrants to purchase 5,750,000 shares of our Series 1 preferred stock at an exercise price of $130.00 per share (equivalent to $13.00 per share of common stock), warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share and warrants to purchase 2,055,920 shares of our common stock at an exercise price of $1.69 per share were outstanding. The preferred stock warrants expire on August 21, 2026 and the common warrants expire on November 3, 2025 and December 7, 2028, respectively.

As a result of the COVID-19 pandemic, global inflation and the ongoing military conflict between Russian and Ukraine, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Further deterioration in credit and financial markets and confidence in economic conditions could occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.

Cash Flows

Operating Activities

Net cash used in operating activities during the quarter ended March 31, 2022, was $6.4 million compared to $8.3 million for the same period last year. The primary operating activities during the three months ended March 31, 2022, were (1) $7.6 million of net losses, (2) a non-cash loss of $1.6 million recognized from the change in the fair value of the warrant derivative liability, and (3) $0.6 million share-based compensation expenses. These activities were partially offset by a $1.1 million decrease from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the quarter ended March 31, 2022, was less than $0.1 million compared to net cash provided by investing activities of less than $0.9 million for the same period last year. The cash used in investing activities during the three months ended March 31, 2022, was primarily for the purchase of computer equipment.

Financing Activities

There was no cash used in or provided by financing activities during the quarter ended March 31, 2022, compared to net cash used in financing activities of less than $0.1 million for the same period last year primarily due to payment on financing lease obligations.

As of March 31, 2022, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

Critical Accounting Policies and Estimates

There have been no material changes to the Company's critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for discussion regarding recent accounting pronouncements.
Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commissions.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to provide information typically disclosed under this item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that have changed since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 24, 2022, or our Annual Report.

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of March 31, 2022, we had an accumulated deficit of $558.0 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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

As of March 31, 2022, we had cash, cash equivalents and restricted cash of approximately $41.3 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, cash equivalents and restricted cash are expected to be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023.

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
If we are unable to raise additional funds on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our development programs, or implement further reduction of costs for administration beyond our October 2020 restructuring. Moreover, if we do not obtain such additional funds, there could be substantial doubt about our ability to continue as a going concern and increased risk of insolvency, which could result in a total loss of investment to our stockholders and other security holders.
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

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, COVID-19 related delays in clinical trial enrollment, patient care, data availability, or monitoring may delay the timeline to our integrity of data from our trials and could affect their acceptability to the FDA or other regulatory authorities, which would represent significant setbacks for the applicable program. For example, in Q4 2021 and Q1 2022, we experienced delays related to COVID-19 in patient screening and enrollment and site activation activities, delaying anticipated data presentations from our studies from 2022 to the first half of 2023. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units, or RSUs, that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. In addition, we believe the shares currently available for grant under our equity incentive plan are insufficient to meet our anticipate needs for attracting, retaining and motivating future and current employees. If we are unable to obtain stockholder approval of a sufficient increase in the number of shares available for issuance under our equity incentive plan, we would not be able to continue to grant equity awards to our employees, which could put us at a competitive disadvantage in retaining talent, and also make it more difficult for us to align employee interests with those of our stockholders through a program that includes stock ownership.

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
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On May 5, 2021, we were notified by The Nasdaq Stock Market LLC (“Nasdaq”), that we were in breach of Listing Rule 5450(b)(2)(A), for continued listing on The Nasdaq Capital Market because the market value of our listed securities for 30 consecutive business days had been less than $35 million. On December 10, 2021, we were notified by Nasdaq that we had regained compliance with Listing Rule 5550(b)(1), which requires stockholders’ equity of at least $2.5 million for continued listing of our common stock. Accordingly, we regained compliance with the continued listing requirements of The Nasdaq Capital Market.
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

We register on Form S-8 all shares of common stock that are issuable under our 2019 Equity Incentive Plan, as amended. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. For example, in December 2021 we completed a private placement pursuant to which we issued pre-funded warrants to purchase an aggregate of 20,559,210 shares of our common stock and accompanying warrants to purchase an aggregate of 2,055,920 shares of common stock, and our outstanding shares of common stock as of May 9, 2022 was 8,609,661. This transaction resulted, and any similar future transactions may also result, in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.
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

4.12
Securities Purchase Agreement dated December 4, 2021, by and among the Company, Baker Brothers Life Sciences, LP, and Boxer Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

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

Bellicum Pharmaceuticals, Inc.

Date: May 12, 2022	By:	/s/ Richard A. Fair
Richard A. Fair
President and Chief Executive Officer and Principal Financial Officer

Date: May 12, 2022	By:	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer