Form 10-Q
period 2022-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2022-08-11
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

As of August 5, 2022, there were 8,611,829 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,168	$46,156
Restricted cash	1,503	1,501
Accounts receivable, interest and other receivables	209	205
Prepaid expenses and other current assets	1,706	1,269
Total current assets	36,586	49,131
Property and equipment, net	18	12
Total assets	$36,604	$49,143
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$90
Accrued expenses and other current liabilities	2,245	3,849
Warrant derivative liability	1,887	2,773
Total liabilities	4,531	6,712
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at June 30, 2022 and December 31, 2021, 452,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	18,036	18,036
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized at June 30, 2022 and December 31, 2021, 8,679,019 shares issued and 8,611,273 shares outstanding at June 30, 2022; 8,497,025 shares issued and 8,429,279 shares outstanding at December 31, 2021	87	85
Treasury stock: 67,746 shares held at June 30, 2022 and December 31, 2021	(5,056)	(5,056)
Additional paid-in capital	581,364	580,156
Accumulated other comprehensive loss	(343)	(338)
Accumulated deficit	(562,015)	(550,452)
Total stockholders’ equity	14,037	24,395
Total liabilities, redeemable preferred stock and stockholders' equity	$36,604	$49,143

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
Supply agreement	$—	$700	$—	$700
Total revenues	—	700	—	700
Operating expenses
Research and development	5,089	6,722	9,575	13,183
General and administrative	1,448	1,765	2,901	3,777
Total operating expenses	6,537	8,487	12,476	16,960
Other operating expense
Loss on dispositions, net	—	—	—	464
Loss from operations	(6,537)	(7,787)	(12,476)	(16,724)
Other income (expense):
Interest income	13	8	27	18
Interest expense	—	(1)	—	(4)
Change in fair value of warrant derivative and private placement option liabilities	2,523	5,579	886	3,242
Other expense	—	(1)	—	(1)
Total other income	2,536	5,585	913	3,255
Net loss	$(4,001)	$(2,202)	$(11,563)	$(13,469)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.13)	$(0.22)	$(0.38)	$(1.34)

Weighted-average shares outstanding, basic and diluted	30,829,184	10,108,388	30,824,407	10,071,882

Net loss	$(4,001)	$(2,202)	$(11,563)	$(13,469)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	—	(5)	—
Comprehensive loss	$(4,003)	$(2,202)	$(11,568)	$(13,469)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(amounts in thousands, except share data)

Six Months Ended June 30, 2022
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	—	—	—	—	—	599	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	122,928	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,562)	(3)	(7,565)
Balance, March 31, 2022	452,000	$18,036	8,676,903	$87	(67,746)	$(5,056)	$580,753	$(558,014)	$(341)	$17,429
Share-based compensation	—	—	—	—	—	—	611	—	—	611
Issuance of common stock upon vesting of restricted stock units	—	—	2,116	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(4,001)	(2)	(4,003)
Balance, June 30, 2022	452,000	$18,036	8,679,019	$87	(67,746)	$(5,056)	$581,364	$(562,015)	$(343)	$14,037

Six Months Ended June 30, 2021
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	903	—	—	903
Exercise of restricted stock unit awards	—	—	369	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance, March 31, 2021	452,000	$18,036	8,386,019	$84	(67,746)	$(5,056)	$544,464	$(552,014)	$(339)	$(12,861)
Share-based compensation	—	—	—	—	—	—	821	—	—	821
Exercise of restricted stock unit awards	—	—	79,530	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(2,202)	—	(2,202)
Balance, June 30, 2021	452,000	$18,036	8,465,549	$84	(67,746)	$(5,056)	$545,285	$(554,216)	$(339)	$(14,242)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,563)	$(13,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,210	1,724
Depreciation and amortization expense	8	70
Change in fair value of warrant derivative and private placement option liabilities	(886)	(3,242)
Amortization of right-of-use assets	—	33
Accretion of lease liability	—	36
Loss on dispositions, net	—	464
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(4)	(529)
Prepaid expenses and other assets	(437)	(426)
Accounts payable	309	(131)
Accrued liabilities and other	(1,604)	(612)
Net cash used in operating activities	(12,967)	(16,082)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	900
Purchases of property and equipment	(14)	—
Net cash (used in) provided by investing activities	(14)	900
Cash flows from financing activities:
Payment on financing lease obligations	—	(35)
Net cash used in financing activities	—	(35)
Effect of exchange rate changes on cash	(5)	—
Net change in cash, cash equivalents, and restricted cash	(12,986)	(15,217)
Cash, cash equivalents and restricted cash at beginning of period	47,657	36,996
Cash, cash equivalents and restricted cash at end of period	$34,671	$21,779

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

The accompanying interim condensed financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, as of June 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $562.0 million and $550.5 million, respectively, and at June 30, 2022, the Company had cash and cash equivalents of approximately $33.2 million and restricted cash of $1.5 million. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. Based on the Company’s current business plan, management believes that existing cash and cash equivalents, revenues and other cash inflows will be insufficient to fund its operating expenses and capital expenditure requirements for twelve months from the date the accompanying consolidated financial statements are issued, and therefore, substantial doubt about the entity’s ability to continue as a going concern exists.

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

The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued based on the expected cash burn rate. The Company may be required to raise additional capital to fund future operations through the sale of additional equity, incurrence of debt, the entry into licensing or collaboration agreements with partners, grants or other sources of financing. Sufficient funds may not be available to the Company at all or on attractive terms when needed from equity or debt financings. If the Company is unable to obtain additional funding from these or other sources when needed, or to the extent needed, it may be necessary to significantly reduce its controllable and variable expenditures and current rate of spending through reductions in staff and delaying, scaling back, or suspending certain research and development, sales and marketing programs and other operational goals.
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2021.
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

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$33,168	$46,156
Restricted cash	1,503	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$34,671	$47,657

In April 2020, the Company sold its U.S. manufacturing facility to The University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”). Pursuant to the Company’s asset purchase agreement with M.D. Anderson, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The claims against the escrow have been resolved subsequent to June 30, 2022, and the funds were released and transferred to the Company in early July.
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

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued payroll	$332	$320
Accrued patient treatment costs	431	2,086
Accrued clinical research costs	665	479
Accrued manufacturing costs	464	328
Accrued professional services	313	305
Accrued other	40	331
Total accrued expenses and other current liabilities	$2,245	$3,849

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

	June 30, 2022	June 30, 2021
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	11,616,080
Private placement option	—	9,675,000
Options to purchase common stock	2,240,025	1,320,168
Unvested shares of restricted stock units	7,500	167,605
Total anti-dilutive common stock equivalents	12,517,525	27,298,853

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
These inputs are classified into the following hierarchy:
Level 1 Inputs - quoted prices (unadjusted) for identical assets in active markets that the reporting entity has the ability to access at the measurement date;
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

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value at June 30, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,008	$—	$—	$42,487	$—	$—
Total cash equivalents	$31,008	$—	$—	$42,487	$—	$—

As of June 30, 2022 and December 31, 2021, an additional $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund and would be considered a level 1 measurement.

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

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.22%
Volatility	97.00%	94.00%
Expected term (years)	4.13	4.64

The following table provides the warrant derivative liability reported at fair value and measured on a recurring basis:

	Fair Value at June 30, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$1,887	$—	$—	$2,773
Total fair value	$—	$—	$1,887	$—	$—	$2,773

The ending balance of the Level 3 financial instruments presented above represents the Company's best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company entered into two agreements and exited its Houston and South San Francisco office locations during the first quarter of 2021 and, therefore, did not have any lease liabilities as of June 30, 2022. In connection with the lease termination and exit of the Houston office, a third party also acquired all of the property and equipment associated with the location. The consideration included an unsecured promissory note of $0.2 million with a simple interest of 4% per annum, which is due and payable on or before June 30, 2022. The payment, including accrued interest, was received in full in July 2022.

Components of lease cost are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Finance lease cost:
Amortization of leased asset	$—	$6	$—	$16
Interest on lease liabilities	—	1	—	5
Operating lease cost	—	1	—	55
Short-term lease cost	—	1	—	53
Total lease cost	$—	$9	$—	$129

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

In addition, pursuant to the 2021 Securities Purchase Agreement, certain purchasers who entered into the 2019 Securities Purchase Agreement (defined below) irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement), which releases the Company of potential cash or equity obligations.

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

The following table reflects the fair value roll forward reconciliation of the warrant derivative liabilities for the period ended June 30, 2022:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2021	$2,773
Change in fair value	(886)
Balance, June 30, 2022	$1,887

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

A summary of warrants outstanding and exercisable as of June 30, 2022 is as follows:

Year Issued	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)	(per share)
2019	5,750,000	4.15	$13.00
2020	4,149,378	3.35	$6.50
2020[1]	1,659,752	—	$—
2021	2,055,920	6.44	$1.69
2021[2]	20,559,210	—	$—
	34,174,260

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01 per share, of which the Company has designated 1,517,500 shares as Series 1 Preferred Stock, 350,000 shares as Series 2 Preferred Stock and 250,000 shares as Series 3 Preferred Stock. There were 452,000 shares of Series 1 Preferred Stock and no shares of Series 2 or Series 3 Preferred Stock issued and outstanding as of June 30, 2022.

As of June 30, 2022, the Company classified the Series 1 Preferred Stock as mezzanine equity, because the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is necessary unless it is probable that the instrument will not become redeemable.

The Series 1 Preferred Stock is not redeemable at June 30, 2022, and is only currently redeemable upon a fundamental change in a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. As (i) a fundamental change is not probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 Preferred Stock to its redemption amount because it is probable the instrument will not become redeemable.

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

Share-Based Compensation Expense

Share-based compensation expense by classification for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development	$292	$271	$587	$534
General and administrative	319	550	623	1,190
Total	$611	$821	$1,210	$1,724
At June 30, 2022, total compensation cost not yet recognized was $2.2 million and the weighted-average period over which this amount is expected to be recognized is 1.3 years.

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

Litigation

On May 29, 2019, Bellicum was served with a second amended complaint indicating that the Company had been added as an additional defendant in an ongoing civil tort lawsuit, captioned Kelly v. Children’s Hospital of Los Angeles et al., filed in the Los Angeles County Superior Court, Case No. BC681477. On July 10, 2019, plaintiffs filed a third amended complaint seeking unspecified monetary damages including punitive damages and alleging claims for wrongful death, negligence, breach of fiduciary duty, fraud, medical battery on decedent, medical battery on individual plaintiffs, products liability - failure to warn, breach of express warranty and products liability design or manufacturing defect. Bellicum filed a demurrer and motion to strike plaintiffs’ third amended complaint, which were granted in part on August 5, 2020, with the Court dismissing (without prejudice) all claims against Bellicum with the exception of the breach of express warranty and products liability design or manufacturing defect causes of action. The Court also granted Bellicum’s motion to strike plaintiffs’ claim for punitive damages. On September 15, 2020, plaintiffs filed a fourth amended complaint alleging the same causes of action and damages against Bellicum as were pled in the third amended complaint. On November 3, 2020, Bellicum filed a demurrer and motion to strike the fourth amended complaint, which was heard by the Court on May 19, 2022. The Court sustained the demurrer without leave to amend as to the causes of action for wrongful death, negligence, fraud, battery, and products liability-failure to warn, and overruled the demurrer as to products liability-design/manufacturing defect. The Court also granted Bellicum’s motion to strike punitive damages. The parties are now engaged in discovery. Trial is set for March 13, 2023.

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

Impact of COVID-19

We have experienced limited impact to date, and do not anticipate experiencing a substantial impact in the future to our operations as a result of the ongoing COVID-19 pandemic. However, depending the duration and severity of the pandemic, we could experience impact in the future, including with respect to the operations of our manufacturing partners, clinical trial sites and regulatory agencies, all of which we are substantially dependent upon for our business. In particular, as we seek to pursue clinical trial enrollment and site activation for BPX-601 and BPX-603, it is possible that we may experience challenges in site enrollment due to factors related to the COVID-19 pandemic. For example, over the past three quarters, we experienced delays related to COVID-19 in patient screening and enrollment and site activation activities, delaying anticipated data presentations from our studies from 2022 to the first half of 2023. We are continuing to closely monitor the impact and potential future of the COVID-19 pandemic on our business.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change	Six Months Ended		Change
(in thousands)	June 30, 2022	June 30, 2021		June 30, 2022	June 30, 2021
Revenues
Supply agreement	$—	$700	$(700)	$—	$700	$(700)
Revenues	—	700	(700)	—	700	(700)
Operating expenses:
Research and development	5,089	6,722	(1,633)	9,575	13,183	(3,608)
General and administrative	1,448	1,765	(317)	2,901	3,777	(876)
Total operating expenses	6,537	8,487	(1,950)	12,476	16,960	(4,484)
Other operating expense:
Loss on dispositions, net	—	—	—	—	464	(464)
Loss from operations	(6,537)	(7,787)	1,250	(12,476)	(16,724)	4,248
Other income (expense):
Interest income	13	8	5	27	18	9
Interest expense	—	(1)	1	—	(4)	4
Change in fair value of warrant derivative and private placement option liabilities	2,523	5,579	(3,056)	886	3,242	(2,356)
Other expense	—	(1)	1	—	(1)	1
Total other income	2,536	5,585	(3,049)	913	3,255	(2,342)
Net loss	$(4,001)	$(2,202)	$(1,799)	$(11,563)	$(13,469)	$1,906

Revenues
The decrease in revenues for the three and six months ended June 30, 2022, compared to the same periods last year, was due to the inactivity of a supply agreement executed with Takeda Development Center Americas, Inc. (Takeda) in 2021. In the first quarter of 2021, we entered into a multi-year supply agreement for the supply of rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The supply was fulfilled in the second quarter of 2021 generating revenue of $0.7 million. There was no rimiducid ordered or supplied during the first two quarters of 2022.
Research and Development Expenses (R&D)

The decrease in R&D expenses for the three and six months ended June 30, 2022, compared to the same periods last year, was primarily due to continued reduction of expenses related to rivo-cel activities and patient enrollment delays in our clinical trials. We discontinued active efforts to identify a partner for rivo-cel in late 2021. As a result, we have further decreased the budget on rivo-cel by limiting activities to maintaining regulatory compliance and long-term follow-up and monitoring of patients previously enrolled in rivo-cel clinical trials, leading to a reduction in clinical research and pharmaceutical development expenses of $1.0 million and $2.6 million for the three and six months ended June 30, 2022, respectively, compared to the same periods last year. Additionally, there have been delays in enrolling new patients for our clinical trials, which resulted in a reduction in clinical research costs of $1.1 million and $1.5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods last year. These decreases were partially offset by an increase in salaries, benefits, travel, depreciation and share-based compensation related charges of $0.5 million for the three and six months ended June 30, 2022, respectively, as a result of increased R&D personnel hired during the second quarter of 2022.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended June 30, 2022, compared to the same period last year, was primarily due to the reduced share-based compensation expenses and depreciation expenses by $0.3 million. The decreased share-based compensation expenses is a result of expirations of stock options along with lower cost of new stock option grants driven by a lower average stock price.

The decrease in G&A expenses for the six months ended June 30, 2022, compared to the same period last year, was primarily due to the reduced personnel and share-based compensation expenses by $0.6 million, as a result of reduced headcount, along with the expirations of stock options and lower cost of new stock grants. Furthermore, our exit from the Houston and South San Francisco office facilities resulted in a combined reduction of $0.3 million in facility charges, depreciation expenses, and business property tax.

Loss on dispositions, net
For the three and six months ended June 30, 2022, we did not incur any gain or loss on dispositions. The loss recognized for the six months ended June 30, 2021 was due to the lease termination of the South San Francisco office space. Upon the termination and exit of the office space, we disposed of substantially all of the assets and liabilities associated with the lease including a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1.0 million. A loss on termination of $0.5 million was recognized for the six months ended June 30, 2021.

Other Income (Expense)

Other expense primarily consists of interest income and interest expense, offset by changes in fair value of our warrant derivative liability, which is remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant derivative liability, the Company may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants.

The decrease in other income for the three and six months ended June 30, 2022, compared to the same periods last year, was primarily due to decreased gains from the changes in fair value of our warrant liability of $3.1 million and $2.4 million, respectively. The smaller gains in the three and six months ended June 30, 2022, resulted from a less significant drop in the stock price and volatility, compared to the same periods last year.

Liquidity and Capital Resources

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2022, we had cash and cash equivalents of $33.2 million, restricted cash of $1.5 million, and net cash used in operations of approximately $13.0 million for the six months ended June 30, 2022.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue for at least the next 12 months. We do not have any material contractual obligations or commitments as of June 30, 2022. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the next twelve months from the date the accompanying consolidated financial statements are issued.

We plan to continue attempting to obtain future financing and/or engage in strategic transactions, but given the dynamic nature of our business, the COVID-19 pandemic and the macro-economic environment, including volatile equity markets, ongoing supply chain disruptions, inflation, and rising interest rates, we cannot predict with certainty the outcome of our actions to generate liquidity, including the availability of additional equity or debt financing, or whether such actions would generate the expected liquidity as currently planned. To continue as a going concern, we may postpone or eliminate some of our research and development programs and reduce our administrative costs. We may also intend to seek additional funding including, but not limited to any or all of the following potential sources:

We have an effective shelf registration statement on Form S-3 for the offer and sale of up to $200.0 million of our securities, of which approximately $90.5 million remains available for future offerings. We may pursue additional funding through the sale of our securities in one or more offerings under this registration statement; however, we cannot assure you that we will be able to do so on favorable terms. Our ability to offer and sell our securities in a primary offering on our Form S-3 is currently limited by Instruction I.B.6 of Form S-3, commonly referred to as the

“baby shelf” limitation. If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that could adversely affect the rights of our existing stockholders. If we raise additional capital through the issuance of debt securities, we could incur fixed payment obligations and become subject to certain restrictive covenants, including limitations on our ability to incur additional debt and acquire or license intellectual property rights, and other operating restrictions that could restrict our ability to conduct our business.

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock if our stock price sufficiently increases. As of June 30, 2022, warrants to purchase 5,750,000 shares of our Series 1 preferred stock at an exercise price of $130.00 per share (equivalent to $13.00 per share of common stock), warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share and warrants to purchase 2,055,920 shares of our common stock at an exercise price of $1.69 per share were outstanding. The preferred stock warrants expire on August 21, 2026, and the common warrants expire on November 3, 2025, and December 7, 2028, respectively.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the quarter ended June 30, 2022, was $13.0 million compared to $16.1 million for the same period last year. The primary operating activities during the six months ended June 30, 2022, were (1) $11.6 million of net losses, (2) a non-cash gain of $0.9 million recognized from the change in the fair value of the warrant derivative liability and (3) $1.7 million decrease from changes in operating assets and liabilities. These activities were partially offset by the $1.2 million share-based compensation expenses.

Investing Activities

Net cash used in investing activities during the quarter ended June 30, 2022, was less than $0.1 million compared to net cash provided by investing activities of less than $0.9 million for the same period last year. The cash used in investing activities during the six months ended June 30, 2022, was primarily for the purchase of computer equipment.

Financing Activities

There was no cash used in or provided by financing activities during the quarter ended June 30, 2022, compared to net cash used in financing activities of less than $0.1 million for the same period last year primarily due to payment on financing lease obligations.

As of June 30, 2022, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of June 30, 2022, we had an accumulated deficit of $562.0 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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

As of June 30, 2022, we had cash, cash equivalents and restricted cash of approximately $34.7 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash, cash equivalents and restricted cash are not expected to be sufficient to fund our operating expenses and capital expenditure requirements through twelve months after the filing of this report. Our cash position, together with our anticipated operating losses, raises substantial doubt about our ability to continue as a going concern.

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
Our current product candidates are in early stage clinical trials, and we may experience unfavorable results in the future.*
A Phase 1/2 clinical trial is ongoing for BPX-601 for the treatment of prostate and pancreatic cancer, and a Phase 1/2 clinical trial for BPX-603 in HER2-positive solid tumors. Many of the patients that enroll in our clinical trials are very ill with advanced cancer and have failed many other treatments, and therefore have significant risk of progression of their cancer or death prior to or early in treatment before we can fully assess the safety and efficacy of our product candidates. We may not be able to commence clinical trials in the time frames we expect or we may encounter delays. For example, in December 2020, we announced that the FDA had placed a clinical hold on our BPX-601 trial in pancreatic cancer due to the death of a patient in the trial. Although the FDA released the hold in January 2021, there can be no assurance that future patient deaths in this or any of our clinical trials will not trigger additional clinical holds. As these product candidates are in early stages of development, we face significant uncertainty regarding whether they will be effective and safe in human patients, and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. For example, in October 2020, we announced that the first four pancreatic cancer patients treated with BPX-601 followed by repeat rimiducid dosing showed evidence of rimiducid-mediated CAR-T cell activation but clinically meaningful efficacy as measured by RECIST criteria was not observed. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition. Specifically, COVID-19 related delays in clinical trial enrollment, patient care, data availability, or monitoring may delay the timeline to our integrity of data from our trials and could affect their acceptability to the FDA or other regulatory authorities, which would represent significant setbacks for the applicable program. For example, over the past three quarters, we experienced delays related to COVID-19 in patient screening and enrollment and site activation activities, delaying anticipated data presentations from our studies from 2022 to the first half of 2023. More significant disruptions may occur if the pandemic worsens in the geographies in which our study sites or manufacturing facilities are located. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business - Competition” under Part I of our Annual Report.
We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce and expense reductions may have an adverse impact on our internal programs, our ability to hire and retain key personnel and may be distracting to management.*
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We currently employ a small number of employees and are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and substantially harm our business.
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
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*
Our operations, and those of our clinical investigators, contractors and consultants, could be subject to power shortages, telecommunications failures, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. In particular, certain third-party manufacturers may be unable to comply with their contractual obligations to us due to disruptions caused by COVID-19 and/or ongoing supply chain disruptions, including reduced operations or headcount reductions, or otherwise, and in certain cases we may have limited recourse if the non-compliance is due to factors outside of the manufacturer’s control.
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

There have been executive judicial and Congressional challenges to other aspects of the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule and guidance on September 24, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation, or MFN, executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products or other adverse effects on our business. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. For example, in December 2021 we completed a private placement pursuant to which we issued pre-funded warrants to purchase an aggregate of 20,559,210 shares of our common stock and accompanying warrants to purchase an aggregate of 2,055,920 shares of common stock, and our outstanding shares of common stock as of August 5, 2022 was 8,611,829. This transaction resulted, and any similar future transactions may also result, in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.
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

10.2+
Bellicum Pharmaceuticals, Inc. Amended and Restated 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on June, 16, 2022).

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CA	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: August 11, 2022	By:	/s/ Richard A. Fair
Richard A. Fair
President, Chief Executive Officer and Principal Financial Officer

Date: August 11, 2022	By:	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer