Form 10-Q
period 2022-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2022-11-10
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of November 4, 2022, there were 8,613,527 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60

SIGNATURES		62

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,756	$46,156
Restricted cash	—	1,501
Accounts receivable, interest and other receivables	1,000	205
Prepaid expenses and other current assets	1,510	1,269
Total current assets	31,266	49,131
Property and equipment, net	17	12
Total assets	$31,283	$49,143
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714	$90
Accrued expenses and other current liabilities	3,088	3,849
Warrant derivative liability	1,946	2,773
Total liabilities	5,748	6,712
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at September 30, 2022 and December 31, 2021, 452,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	18,036	18,036
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized at September 30, 2022 and December 31, 2021, 8,680,687 shares issued and 8,612,941 shares outstanding at September 30, 2022; 8,497,025 shares issued and 8,429,279 shares outstanding at December 31, 2021	87	85
Treasury stock: 67,746 shares held at September 30, 2022 and December 31, 2021	(5,056)	(5,056)
Additional paid-in capital	582,049	580,156
Accumulated other comprehensive loss	(353)	(338)
Accumulated deficit	(569,228)	(550,452)
Total stockholders’ equity	7,499	24,395
Total liabilities, redeemable preferred stock and stockholders' equity	$31,283	$49,143

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Supply agreement	$—	$—	$—	$700
License revenue	1,000	5,000	1,000	5,000
Total revenues	1,000	5,000	1,000	5,700
Operating expenses
Research and development	6,850	6,348	16,425	19,531
General and administrative	1,315	1,681	4,216	5,458
Total operating expenses	8,165	8,029	20,641	24,989
Other operating expense
Loss on dispositions, net	—	14	—	478
Loss from operations	(7,165)	(3,043)	(19,641)	(19,767)
Other income (expense):
Interest income	11	6	38	24
Interest expense	—	—	—	(4)
Change in fair value of warrant derivative and private placement option liabilities	(59)	4,264	827	7,506
Other income	—	6	—	5
Total other income (expense)	(48)	4,276	865	7,531
Net (loss) income	$(7,213)	$1,233	$(18,776)	$(12,236)
Less: undistributed earnings to participating securities	—	(469)	—	—
Net (loss) income attributable to common shareholders	(7,213)	764	(18,776)	(12,236)

Net (loss) income per common share attributable to common stockholders, basic	$(0.23)	$0.08	$(0.61)	$(1.21)
Net (loss) income per common share attributable to common stockholders, diluted	$(0.23)	$0.07	$(0.61)	$(1.21)

Weighted-average shares outstanding, basic	30,831,161	10,108,388	30,826,683	10,086,246
Weighted-average shares outstanding,diluted	30,831,161	10,194,668	30,826,683	10,086,246

Net (loss) income	$(7,213)	$1,233	$(18,776)	$(12,236)
Other comprehensive loss:
Foreign currency translation adjustment	(10)	(9)	(15)	(9)
Comprehensive (loss) income	$(7,223)	$1,224	$(18,791)	$(12,245)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(amounts in thousands, except share data)

Nine Months Ended September 30, 2022
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	$—	—	$—	—	$—	$599	$—	$—	$599
Issuance of common stock upon vesting of restricted stock units	—	—	122,928	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,562)	(3)	(7,565)
Balance, March 31, 2022	452,000	$18,036	8,676,903	$87	(67,746)	$(5,056)	$580,753	$(558,014)	$(341)	$17,429
Share-based compensation	—	$—	—	$—	—	$—	$611	$—	$—	$611
Issuance of common stock upon vesting of restricted stock units	—	—	2,116	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(4,001)	(2)	(4,003)
Balance, June 30, 2022	452,000	$18,036	8,679,019	$87	(67,746)	$(5,056)	$581,364	$(562,015)	$(343)	$14,037
Share-based compensation	—	$—	—	$—	—	$—	$685	$—	$—	$685
Issuance of common stock upon vesting of restricted stock units	—	—	1,668	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,213)	(10)	(7,223)
Balance, September 30, 2022	452,000	$18,036	8,680,687	$87	(67,746)	$(5,056)	$582,049	$(569,228)	$(353)	$7,499

Nine Months Ended September 30, 2021
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	903	—	—	903
Issuance of common stock upon vesting of restricted stock units	—	—	369	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance, March 31, 2021	452,000	$18,036	8,386,019	$84	(67,746)	$(5,056)	$544,464	$(552,014)	$(339)	$(12,861)
Share-based compensation	—	—	—	—	—	—	821	—	—	821
Issuance of common stock upon vesting of restricted stock units	—	—	79,530	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(2,202)	—	(2,202)
Balance, June 30, 2021	452,000	$18,036	8,465,549	$84	(67,746)	$(5,056)	$545,285	$(554,216)	$(339)	$(14,242)
Share-based compensation	—	$—	—	$—	—	$—	$853	$—	$—	$853
Comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$1,233	$(9)	$1,224
Balance, September 30, 2021	452,000	$18,036	8,465,549	$84	(67,746)	$(5,056)	$546,138	$(552,983)	$(348)	$(12,165)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,776)	$(12,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,895	2,577
Depreciation and amortization expense	9	90
Change in fair value of warrant derivative and private placement option liabilities	(827)	(7,506)
Amortization of right-of-use assets	—	33
Accretion of lease liability	—	23
Loss on dispositions, net	—	478
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(795)	(181)
Prepaid expenses and other assets	(241)	(216)
Accounts payable	624	(370)
Accrued liabilities and other	(761)	230
Net cash used in operating activities	(18,872)	(17,078)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	900
Purchases of property and equipment	(14)	(7)
Net cash (used in) provided by investing activities	(14)	893
Cash flows from financing activities:
Payment on financing lease obligations	—	(35)
Net cash used in financing activities	—	(35)
Effect of exchange rate changes on cash	(15)	(9)
Net change in cash, cash equivalents, and restricted cash	(18,901)	(16,229)
Cash, cash equivalents and restricted cash at beginning of period	47,657	36,996
Cash, cash equivalents and restricted cash at end of period	$28,756	$20,767

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

The accompanying interim condensed financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. However, as of September 30, 2022 and December 31, 2021, the Company had an accumulated deficit of $569.2 million and $550.5 million, respectively, and at September 30, 2022, the Company had cash and cash equivalents of approximately $28.8 million. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has recorded losses from operations since its inception and if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to achieve profitability. Based on the Company’s current business plan, management believes that existing cash and cash equivalents, revenues and other cash inflows will be insufficient to fund its operating expenses and capital expenditure requirements for twelve months from the date the accompanying consolidated financial statements are issued, and therefore, substantial doubt about the entity’s ability to continue as a going concern exists.

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
Revenue Recognition
The Company’s only source of revenue during the nine months ended September 30, 2022 was from its licensing agreement with The University of Texas MD Anderson Cancer Center (“MD Anderson”).

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

On August 31, 2021, the Company entered into a second licensing and commercialization agreement with MD Anderson (the “2021 MD Anderson Option and License Agreement”). Under the 2021 MD Anderson Option and License Agreement, MD Anderson has certain rights to the use of CaspaCIDe and rimiducid in product candidates nominated under the agreement, and receives an option to a non-exclusive license to the technology in these candidates. Upon exercise of an option and sublicense of a product candidate to a third party, the Company is entitled to a sublicense execution fee, a percentage of certain consideration received by MD Anderson for the sublicense, an annual maintenance fee, and a percentage royalty on net sales of licensed products. During the three months ended September 30, 2022, the Company earned an annual license maintenance fee of $1.0 million for two nominated programs.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2021.
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

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$28,756	$46,156
Restricted cash	—	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$28,756	$47,657

In April 2020, the Company sold its U.S. manufacturing facility to The University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”). Pursuant to the Company’s asset purchase agreement with M.D. Anderson, $1.5 million of the cash proceeds received are subject to certain escrow provisions and recorded as restricted cash. The claims against the escrow have been resolved and the funds were released and transferred to the Company in July 2022.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued payroll	$366	$320
Accrued patient treatment costs	754	2,086
Accrued clinical research costs	951	479
Accrued manufacturing costs	592	328
Accrued professional services	224	305
Accrued other	201	331
Total accrued expenses and other current liabilities	$3,088	$3,849

Net (Loss) Income and Net (Loss) Income per Share of Common Stock Attributable to Common Stockholders

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

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except share and per share amounts)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net (loss) income per share - basic:
Net (loss) income	$(7,213)	$1,233	$(18,776)	$(12,236)
Less: undistributed earnings to participating securities	—	(469)	—	—
Net (loss) income attributable to common shareholders	$(7,213)	$764	$(18,776)	$(12,236)

Weighted-average shares outstanding, basic	30,831,161	10,108,388	30,826,683	10,086,246
Basic net (loss) income per share	$(0.23)	$0.08	$(0.61)	$(1.21)

Net (loss) income per share - diluted:
Net (loss) income attributable to common shareholders, basic	$(7,213)	$764	$(18,776)	$(12,236)

Weighted-average shares outstanding, basic	30,831,161	10,108,388	30,826,683	10,086,246
Effect of dilutive securities:
Stock Options and restricted units	—	86,280	—	—
Weighted-average shares outstanding, diluted	30,831,161	10,194,668	30,826,683	10,086,246
Diluted net (loss) income per share	$(0.23)	$0.07	$(0.61)	$(1.21)
The following outstanding shares of common stock equivalents were excluded from the computations of diluted loss per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	September 30, 2022	September 30, 2021
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	11,616,080
Private placement option	—	9,675,000
Options to purchase common stock	3,658,489	1,985,277
Unvested shares of restricted stock units	225,633	168,980
Total anti-dilutive common stock equivalents	14,154,122	27,965,337

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

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value at September 30, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$28,017	$—	$—	$42,487	$—	$—
Total cash equivalents	$28,017	$—	$—	$42,487	$—	$—

As of December 31, 2021, an additional $1.5 million of restricted cash on the Company's balance sheet is held in a money market fund and would be considered a level 1 measurement. The restricted cash was released in July 2022.

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

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.20%	1.22%
Volatility	100.00%	94.00%
Expected term (years)	3.88	4.64

The following table provides the warrant derivative liability reported at fair value and measured on a recurring basis:

	Fair Value at September 30, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$1,946	$—	$—	$2,773
Total fair value	$—	$—	$1,946	$—	$—	$2,773

The ending balance of the Level 3 financial instruments presented above represents the Company's best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES

The Company entered into two agreements and exited its Houston and South San Francisco office locations during the first quarter of 2021 and, therefore, did not have any lease liabilities as of September 30, 2022. In connection with the lease termination and exit of the Houston office, a third party also acquired all of the property and equipment associated with the location. The consideration included an unsecured promissory note of $0.2 million with a simple interest of 4% per annum, which was due and payable on or before June 30, 2022. The payment, including accrued interest, was received in full in July 2022.

Components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Finance lease cost:
Amortization of leased asset	$—	$—	$—	$16
Interest on lease liabilities	—	—	—	5
Operating lease cost	—	1	—	56
Short-term lease cost	—	—	—	53
Total lease cost	$—	$1	$—	$130

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

The following table reflects the fair value roll forward reconciliation of the warrant derivative liabilities for the period ended September 30, 2022:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2021	$2,773
Change in fair value	(827)
Balance, September 30, 2022	$1,946

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

A summary of warrants outstanding and exercisable as of September 30, 2022 is as follows:

Year Issued	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)	(per share)
2019	5,750,000	3.88	$13.00
2020	4,149,378	3.10	$6.50
2020[1]	1,659,752	—	$—
2021	2,055,920	6.19	$1.69
2021[2]	20,559,210	—	$—
	34,174,260

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01 per share, of which the Company has designated 1,517,500 shares as Series 1 Preferred Stock, 350,000 shares as Series 2 Preferred Stock and 250,000 shares as Series 3 Preferred Stock. There were 452,000 shares of Series 1 Preferred Stock and no shares of Series 2 or Series 3 Preferred Stock issued and outstanding as of September 30, 2022.

As of September 30, 2022, the Company classified the Series 1 Preferred Stock as mezzanine equity, because the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is necessary unless it is probable that the instrument will not become redeemable.

The Series 1 Preferred Stock is not redeemable at September 30, 2022, and is only currently redeemable upon a fundamental change in a redemption price. The Company does not believe a fundamental change is considered probable until it occurs. As (i) a fundamental change is not probable, and (ii) the occurrence of Transition Date (defined below) is probable, the Company did not accrete the Series 1 Preferred Stock to its redemption amount because it is probable the instrument will not become redeemable.

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

Share-Based Compensation Expense

Share-based compensation expense by classification for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development	$334	$296	$921	$829
General and administrative	351	557	974	1,748
Total	$685	$853	$1,895	$2,577
At September 30, 2022, total compensation cost not yet recognized was $3.0 million and the weighted-average period over which this amount is expected to be recognized is 1.7 years.

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

Impact of COVID-19

We have experienced limited impact to date, and do not anticipate experiencing a substantial impact in the future to our operations as a result of the ongoing COVID-19 pandemic. However, depending the duration and severity of the pandemic, we could experience impacts in the future, including with respect to the operations of our manufacturing partners, clinical trial sites and regulatory agencies, all of which we are substantially dependent upon for our business. In particular, as we seek to pursue clinical trial enrollment and site activation for BPX-601 and BPX-603, it is possible that we may experience challenges in site enrollment due to factors related to the COVID-19 pandemic. For example, over the past three quarters, we experienced delays related to COVID-19 in patient screening and enrollment and site activation activities, delaying anticipated data presentations from our studies from 2022 to the first half of 2023. We are continuing to closely monitor the impact and potential future of the COVID-19 pandemic on our business.

Impact of Fludarabine Shortage

In May 2022, the FDA announced a shortage of fludarabine in the U.S. that is affecting the company’s clinical trial sites. Fludarabine is a chemotherapeutic agent used as part of a lymphodepletion regimen administered to patients prior to receiving CAR-T cells and is required as part of the protocols in the BPX-601 and BPX-603 Phase 1/2 trials. Some of the BPX-601 and BPX-603 trial sites have been unable to procure fludarabine, or have had restrictions placed on fludarabine use, which has affected enrollment and patient dosing at these trial sites. The company has begun to procure a fludarabine supply for patients at these sites and expects to receive fludarabine and resume dosing of patients at these sites in the fourth quarter of 2022.

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change	Nine Months Ended		Change
(in thousands)	September 30, 2022	September 30, 2021		September 30, 2022	September 30, 2021
Revenues
Supply agreement	—	—	—	—	700	(700)
License revenue	$1,000	$5,000	$(4,000)	$1,000	$5,000	$(4,000)
Revenues	1,000	5,000	(4,000)	1,000	5,700	(4,700)
Operating expenses:
Research and development	6,850	6,348	502	16,425	19,531	(3,106)
General and administrative	1,315	1,681	(366)	4,216	5,458	(1,242)
Total operating expenses	8,165	8,029	136	20,641	24,989	(4,348)
Other operating expense:
Loss on dispositions, net	—	14	(14)	—	478	(478)
Loss from operations	(7,165)	(3,043)	(4,122)	(19,641)	(19,767)	126
Other income (expense):
Interest income	11	6	5	38	24	14
Interest expense	—	—	—	—	(4)	4
Change in fair value of warrant derivative and private placement option liabilities	(59)	4,264	(4,323)	827	7,506	(6,679)
Other income (expense)	—	6	(6)	—	5	(5)
Total other income (expense)	(48)	4,276	(4,324)	865	7,531	(6,666)
Net (loss) income	$(7,213)	$1,233	$(8,446)	$(18,776)	$(12,236)	$(6,540)

Revenues
The decrease in revenues for the three and nine months ended September 30, 2022, compared to the same periods last year, was due to the 2021 MD Anderson Option and License Agreement executed in August 2021. We earned an upfront fee of $5.0 million during the third quarter of 2021, which was recognized as revenue. During the third quarter of 2022, we earned an annual maintenance fee of $1.0 million per the agreement, and we did not enter into any new license agreements during the first three quarters of 2022.
The additional decrease of $0.7 million in revenues for the nine months ended September 30, 2022, compared to the same period last year, was due to the absence of new orders under a supply agreement executed with Takeda Development Center Americas, Inc. (Takeda) in 2021. In the first quarter of 2021, we entered into a multi-year supply agreement for the supply of rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The supply was fulfilled in the second quarter of 2021 generating revenue of $0.7 million. There was no rimiducid ordered or supplied during the first three quarters of 2022.
Research and Development Expenses (R&D)

The increase in R&D expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to increased R&D headcount and associated personnel costs. At the end of the third quarter of 2022, we had 11 full time equivalent employees, compared to five at the end of the third quarter of 2021, which resulted in an increase of $0.8 million in salaries, benefits, travel, and share-based compensation expenses. The increase was partially offset by the continued reduction of expenses related to rivo-cel activities and patient enrollment delays in our clinical trials, which resulted in a reduction in clinical trial and research costs of $0.4 million for the three months ended September 30, 2022,

The decrease in R&D expenses for the nine months ended September 30, 2022, compared to the same periods last year, was primarily due to continued reduction of expenses related to rivo-cel activities and patient enrollment delays in our clinical trials. We discontinued active efforts to identify a partner for rivo-cel in late 2021. As a result, we have further decreased the budget on rivo-cel by limiting activities to maintaining regulatory compliance and long-term follow-up and monitoring of patients previously enrolled in rivo-cel clinical trials, leading to a reduction in clinical research and pharmaceutical development expenses of $2.0 million for the nine months ended September 30, 2022, compared to the same period last year. Additionally, there have been delays in enrolling new patients for our clinical trials, which resulted in a reduction in clinical research costs of $2.5 million for the nine months ended September 30, 2022, compared to the same period last year. These decreases were partially offset by an increase in salaries, benefits, travel, depreciation, and share-based compensation related charges of $1.3 million for the nine months ended September 30, 2022, as a result of increased R&D personnel hired during 2022.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three and nine months ended September 30, 2022, compared to the same periods last year, was primarily due to a reduction in personnel costs, share-based compensation expenses and depreciation expenses by $0.3 million and $1.0 million, respectively. Additionally, insurance and other public company costs decreased by $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.

Loss on dispositions, net
For the three and nine months ended September 30, 2022, we did not incur any gain or loss on dispositions. The loss recognized for the nine months ended September 30, 2021 was due to the lease termination of the South San Francisco office space. Upon the termination and exit of the office space, we disposed of substantially all of the assets and liabilities associated with the lease including a right-of-use asset of $0.6 million, leased equipment with net book value less than $0.1 million, and the related lease liability of $1.0 million. A loss on termination of $0.5 million was recognized for the nine months ended September 30, 2021.

Other Income (Expense)

Other expense primarily consists of interest income and interest expense, offset by changes in fair value of our warrant derivative liability, which is remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant derivative liability, we may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants.

The decrease in other income for the three and nine months ended September 30, 2022, compared to the same periods last year, was primarily due to changes in fair value of our warrant liability. During the three months ended September 30, 2022, we recognized a loss from the change in fair value of less than $0.1 million, compared to a gain of $4.3 million during the same period last year. During the nine months ended September 30, 2022, we recognized a gain of $0.8 million due to the fair value increase, compared to a larger gain of $7.5 million during the same period last year. Such changes in the fair value are primarily driven by the stock price and volatility.

Liquidity and Capital Resources

Going Concern and Management's Plans

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2022, we had cash and cash equivalents of $28.8 million, and net cash used in operations of approximately $18.9 million for the nine months ended September 30, 2022.

Our cash resources are primarily consumed by operating activities and we expect negative cash flows from operations to continue for at least the next 12 months. We do not have any material contractual obligations or commitments as of September 30, 2022. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, clinical costs, legal and other regulatory expenses, and general overhead costs. Based on our current research and development plans and our timing expectations related to the progress of our programs, we believe there is substantial doubt that our cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through the next twelve months from the date the accompanying consolidated financial statements are issued.

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

In addition, we may receive additional capital through the exercise of outstanding warrants to purchase our stock if our stock price sufficiently increases. As of September 30, 2022, (i) warrants to purchase 5,750,000 shares of our common stock at an exercise price of $13.00 per share, which expire on August 21, 2026, (ii) warrants to purchase 4,149,378 shares of our common stock at an exercise price of $6.50 per share, which expire on November 3, 2025, and (iii) warrants to purchase 2,055,920 shares of our common stock at an exercise price of $1.69 per share, which expire on December 7, 2028, were outstanding.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022, was $18.9 million compared to $17.1 million for the same period last year. The primary operating activities during the nine months ended September 30, 2022, were (1) $18.8 million of net losses, (2) $1.2 million decrease from changes in operating assets and liabilities and (3) a non-cash gain of $0.8 million recognized from the change in the fair value of the warrant derivative liability. These activities were partially offset by the $1.9 million share-based compensation expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022, was less than $0.1 million compared to net cash provided by investing activities of less than $0.9 million for the same period last year. The cash used in investing activities during the nine months ended September 30, 2022, was primarily for the purchase of computer equipment.

Financing Activities

There was no cash used in or provided by financing activities during the nine months ended September 30, 2022, compared to net cash used in financing activities of less than $0.1 million for the same period last year primarily due to payment on financing lease obligations.

As of September 30, 2022, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur these net losses in the future.*
We are a clinical stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of September 30, 2022, we had an accumulated deficit of $569.2 million. We expect to continue to incur significant losses from operations for the foreseeable future, and we expect these accumulated losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.
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

As of September 30, 2022, we had cash, cash equivalents of approximately $28.8 million. We maintain our cash and cash equivalents with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. Cash and cash equivalents are not expected to be sufficient to fund our operating expenses and capital expenditure requirements through twelve months after the filing of this report. Our cash position, together with our anticipated operating losses, raises substantial doubt about our ability to continue as a going concern.

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

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business, financial condition, results of operations and growth prospects, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.
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
Disruption in our global supply chain could harm our ability to conduct clinical trials, operate our business and manufacture our product candidates.
The materials needed for the conduct of our clinical trials, research and development activities and the manufacture of our product candidates, in each case, are sourced from a wide variety of domestic and international vendors of varying size and sophistication, and any disruptions in our supply chain or inability to find qualified vendors and access products and/or supplies that meet requisite quality and safety standards in a timely and efficient manner could interfere with the conduct of our clinical trials, our research and development activities and our ability to manufacture our product candidates. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, materially harm our business operations, financial condition and results of operations. For example, in May 2022, the FDA announced a shortage of fludarabine in the U.S. that is affecting our clinical trial sites. Fludarabine is a chemotherapeutic agent used as part of a lymphodepletion regimen administered to patients prior to receiving CAR-T cells and is required as part of our protocols in the BPX-601 and BPX-603 Phase 1/2 trials. Some of the BPX-601 and BPX-603 trial sites have been unable to procure fludarabine, or have had restrictions placed on fludarabine use, which has affected enrollment and patient dosing at these trial sites. We have begun to procure a fludarabine supply for patients at these sites and expect to receive fludarabine and resume normal recruitment and dosing of patients at these sites in the fourth quarter of 2022. However, our efforts to mitigate the effects of the fludarabine shortage may not be successful, and our ability to enroll patients at our affected trial sites may be adversely affected.

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
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our EIP and shelf registration statement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*
We expect that significant additional capital will be needed in the future to continue our planned operations, including conducting clinical trials, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, including pursuant to our shelf registration statement on Form S-3 that we filed with the SEC. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. For example, in December 2021 we completed a private placement pursuant to which we issued pre-funded warrants to purchase an aggregate of 20,559,210 shares of our common stock and accompanying warrants to purchase an aggregate of 2,055,920 shares of common stock, and our outstanding shares of common stock as of November 4, 2022 was 8,613,527. This transaction resulted, and any similar future transactions may also result, in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the existing holders of our common stock.
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

Bellicum Pharmaceuticals, Inc.

Date: November 10, 2022	/s/ Richard A. Fair
Richard A. Fair
President, Chief Executive Officer and Principal Financial Officer

Date: November 10, 2022	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer