Form 10-K
period 2022-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2023-03-31
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock as reported on The Nasdaq Capital Market as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $9,205,453. Shares of the registrant’s common stock held by each executive officer, director and stockholder that the registrant concluded were affiliates of the registrant have been excluded from such calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 24, 2023, there were 9,046,298 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative or plural of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about our plans to evaluate and explore a variety of strategic alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs.
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
You should carefully read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect or express in any forward-looking statements contained herein. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements.
Except as required by law, we undertake no obligation to update these forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events or otherwise.

Summary of Risk Factors
There are a number of risks related to our business and our securities. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found in this Annual Report on Form 10-K in Item 1A entitled “Risk Factors.”

•We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur net losses in the future.

•Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance stockholder value.

•Clinical trials may fail to adequately demonstrate the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

•Adverse side effects or other safety risks associated with our product candidates have caused us to discontinue our clinical trials and could, if we, or an acquiror, pursues clinical development in the future, cause a suspension or discontinuance of future clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.

•If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market.

•Our principal stockholders own a significant percentage of our stock and can exert significant control over matters subject to stockholder approval.

ITEM 1.  Business
Overview

We are a biopharmaceutical company that has discovered and developed novel, controllable cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. Our proprietary Chemical Induction of Dimerization, or CID, technology platform is designed to enable control of components of the immune system in real time. By incorporating our CID platform into cellular immunotherapies, we may enhance their efficacy and safety.

In March 2023, we announced our decision to discontinue our ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of our GoCAR-T cell product candidates (including BPX-601 and BPX-603) in combination with rimiducid in heavily pre-treated cancer patients following our assessment of the risk/benefit profile of BPX-601 in combination with rimiducid.

We are communicating with clinical trial sites and regulatory agencies regarding our decision to discontinue these trials. We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of the Company.

We are no longer pursuing further clinical development of our product candidates at this time. The disclosures throughout this document include discussions regarding our historical operations along with potential risks that could arise if we or a third party pursue further research, trials, or development in the future.

Historical research overview

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We genetically introduce these molecular switches into the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells:

•The inducible MyD88/CD40 (iMC) activation switch that was incorporated into our GoCAR product candidates is designed to enhance CAR-based cell therapies by augmenting multiple mechanisms of action, including: 1) boosting effector cell proliferation; 2) enhancing functional persistence by resisting exhaustion and inhibitory signals found in the tumor microenvironment; and 3) stimulating the cancer patient’s own immune system to intensify tumor killing. Unlike other CAR therapies that can behave unpredictably due to their autonomous activity, GoCAR antitumor effects are controlled through scheduled administration of rimiducid. In the event of severe side effects, GoCAR activity can be attenuated by extending the interval between rimiducid doses or suspending further rimiducid administration.

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

•“Dual-switch” GoCARs are designed to provide a user-controlled system for managing proliferation, persistence and safety of tumor antigen-specific CAR cells by incorporating both our iMC and CaspaCIDe switches.

We developed GoCAR product candidates we advanced to Phase 1/2 clinical trials:

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

Product Candidates
BPX-601: GoCAR-T for PSCA+ Solid Tumors
We were previously developing BPX-601, an autologous GoCAR-T product candidate containing our proprietary iMC activation switch, designed to treat solid tumors expressing PSCA. PSCA is an antigen expressed in several solid tumor indications, including prostate and pancreatic cancer. Pre-clinical data show iMC enhances T cell proliferation and persistence, enhances host immune activity, and modulates the tumor microenvironment to improve the potential to treat solid tumors compared to traditional CAR-T therapies.

In March 2023, we announced our decision to discontinue our ongoing Phase 1/2 clinical trial, called BP-012, in patients with metastatic castration-resistance prostate, or mCRPC, and have begun evaluating strategic alternatives for our company. The most recent patient treated in the Phase 1/2 trial of BPX-601 in mCRPC experienced serious immune-mediated adverse events including Grade 4 CRS, the second dose-limiting toxicity observed in this cohort of dose escalation. After conducting a thorough review of the risk/benefit observed in BPX-601 to date, we determined that, while clinically meaningful efficacy has been observed, we do not believe that we have the necessary resources to optimize either the clinical dose and schedule of BPX-601 cells and the activating agent rimiducid, or the design of the BPX-601 cell construct to achieve a favorable risk/benefit profile.

We completed cell dose escalation and lymphodepletion optimization and initiated rimiducid dose escalation in our BP-012 study in patients with metastatic pancreatic cancer. In 24 pancreatic cancer patients treated in the study, we reported: adverse events generally consistent with cytotoxic chemotherapy or other cancer immunotherapies (including two Grade 3-4 CRS and one Grade 4 ICANS); disease control rate of 64.7% with best response of stable disease, with tumor shrinkage <30% reported in 3 subjects; evidence of rimiducid-mediated BPX-601 cell activation, including increased serum cytokine levels, increased expression of activation markers on peripheral T cells indicative of systemic immune modulation via BPX-601 iMC activation, and changes in gene expression in the tumor microenvironment consistent with productive T cell response. We discontinued enrollment of pancreatic cancer patients in 2021 to focus our study of BPX-601 in mCRPC.

In February 2023, we presented early Phase 1 results at the American Society of Clinical Oncology Genitourinary Cancers Symposium (ASCO GU) in San Francisco and virtually. The presentation was of initial data from the first two cohorts (8 patients, total) who received lymphodepleting chemotherapy (fludarabine + cyclophosphamide) followed by a single dose of 5x106 BPX-601 cells/kg and single (n=3) or weekly (n=5) doses of 0.4 mg/kg rimiducid beginning seven days following the cell infusion. The primary observations were:

•Four of eight (50%) patients achieved a decrease in the level of prostate-specific antigen, or PSA, of at least 50% (PSA50), three of whom achieved a PSA90 response.
•Of the six patients with soft tissue (visceral and/or lymph node) disease, two achieved partial responses by RECIST v1.1, one of which was confirmed.
•Of the two patients with bone-only disease, one patient achieved a PSA90 response with decreased enhancement of bone lesions observed on bone scan.
•The most common grade 3+ adverse events were myelosuppression, characteristic of the lymphodepleting chemotherapies. Two patients experienced Grade 3 CRS. One patient experienced Grade 4 ICANS with concurrent hemophagocytic lymphohistiocytosis; while ICANS improved to grade 1 with standard of care treatment and withholding of subsequent doses of rimiducid, the patient died on study day 20 due to sepsis. Interpretation of immune-mediated adverse events in this patient is confounded by concurrent sepsis.
•Consistent BPX-601 cell expansion across patients was observed, with persistence of BPX-601 cells detected in peripheral blood over 200 days.
•Evidence of inducible MyD88/CD40 (iMC) activation was observed, with serum levels of pro-inflammatory T cell cytokines (including IFNγ, TNFα, IL-6 and IP-10) rising after administration of rimiducid and subsequently falling prior to subsequent doses.
•BPX-601 cell infiltration in PSCA-positive tumor was observed.

BPX-603: Dual-Switch GoCAR-T for HER2+ Solid Tumors
We were previously developing BPX-603, which is our first controllable dual-switch autologous GoCAR-T product candidate and incorporates both the iMC activation switch and the CaspaCIDe safety switch. BPX-603 is designed to target solid tumors that express the human epidermal growth factor receptor 2 antigen, or HER2. HER2 is a validated antigen for cancer therapies, and academic HER2 CAR-T cell clinical studies have shown evidence of anti-tumor activity. These academic HER2 CAR-T approaches targeting HER2 have been limited by modest clinical efficacy and off-tumor/on-target toxicity. We believe that our dual-switch GoCAR-T technology may be uniquely suited to improve upon these earlier efforts, by driving greater efficacy through iMC activation while enabling clinicians to manage any treatment-emergent toxicities with CaspaCIDe.

In March 2023, we announced our decision to discontinue our ongoing Phase 1/2 clinical trial, called BPX603-201A, in patients with metastatic HER2+ solid tumors as discussed above.
Manufacturing, Processing and Delivering to Patients
We developed efficient and scalable processes to manufacture genetically modified T cells of high quality.

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

a.Viral Vectors. We used gamma retrovirus to transduce our product candidates. We believe that gamma retrovirus is optimal for cell transduction given that it is an integrating vector that induces long-term gene expression, exhibits high transduction efficiency, has sufficient capacity for DNA content, and has been extensively and safely used in clinical trials.

b.Genetically Modified Cells. We have designed and refined a proprietary process for cell engineering that has been improved from lab-based open procedures used in academic and research settings to a functionally closed system that is more appropriate for large-scale clinical trials and commercialization.

c.Small Molecules. Rimiducid is a synthetic small molecule that has been rationally designed to trigger the proprietary switch proteins in our CID platform. We have separate third-party manufacturers for the active pharmaceutical ingredient, or API, and the finished drug product. Manufacturers of both the API and finished drug product have been selected based on their technical expertise and ability to provide supplies for our clinical trial. In our dual-switch constructs, the small molecule temsirolimus can be used to trigger one of the two switches. Temsirolimus is an approved and commercially available product manufactured and distributed by Pfizer Inc. under the trade name TORISEL.

Before we discontinued our clinical development programs, we were focused on refining our overall cell therapy supply chain, manufacturing, processing and delivery to patients to be more efficient. Our current process cycles for our autologous product candidates, from collection of white blood cells to infusion of the final product, can be completed in as little as four weeks and are customized to be complementary to the treatment procedure of interest in order to prevent delays or complications.

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
As of December 31, 2022, to our knowledge, our patent estate, on a worldwide basis, includes 192 issued patents, 26 of which are in the U.S., and 63 pending patent applications, 17 of which are in the U.S., which we own or for which we have an exclusive, either in its entirety or within our field of use, commercial license. The provisional and pending patent applications and issued patents include composition of matter and method of use claims.
▪We have internally developed technology disclosed in seven pending utility patent applications in the U.S., one European granted patent validated in eight countries, two issued foreign patents and 23 pending foreign patent applications that relate to our GoCAR-T technology. If U.S. patents issue from the U.S. applications, the estimated expiration date of the last to expire patent is in 2039. If patents are issued in foreign jurisdictions, the anticipated expiration dates will be in 2039.

▪Pursuant to our licenses from Baylor College of Medicine and Ariad Pharmaceuticals, Inc., we have exclusive commercial rights to 12 issued U.S. patents expiring in 2024 or later, four pending U.S. utility patent applications, three European granted patents (the first validated in three countries, the second validated in nine countries, and the third validated in four countries), five issued foreign patents expiring in 2024 or later and two pending patent applications in foreign jurisdictions that relate to our GoCAR-T, rivo-cel and certain of our other technologies. If U.S. patents issue from the currently pending U.S. patent applications, the estimated expiration date of the last to expire patent is 2031. If patents from the currently pending patent applications are issued in foreign jurisdictions, the estimated expiration dates range from 2024 to 2029.
▪Pursuant to our license agreement with Agensys, Inc. we have exclusive commercial rights for technology to target certain cancer-specific antigens.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers a drug or biologic approved by the U.S. Food and Drug Administration, or FDA, may also be eligible for a patent term restoration of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term restoration is calculated based on the length of time the drug or biologic is under regulatory review. A patent term restoration under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug or biologic may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug or biologic.

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
Our Collaboration and License Agreements
Co-Development and Co-Commercialization Agreement - Adaptimmune
In December 2016, we and Adaptimmune Therapeutics plc, or Adaptimmune, entered into a Co-Development and Co-Commercialization Agreement, or the Adaptimmune Agreement, in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Since we have stopped all development activity related to our product candidates, we are not currently performing any development efforts under this agreement.
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
Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. We are not currently pursuing further clinical development of our product candidates. If we or a third party pursues such further development in the future, any product candidates that are successfully developed and commercialized will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary CID platform, differentiated product candidates and scientific expertise in the field of cellular immunotherapy provide us with competitive advantages, we would face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions.

Cell based treatments for cancer, such as CAR-T therapies, have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. We are not currently pursuing further clinical development of our product candidates. If we or a third party pursues such further development in the future, those product candidates would compete with product candidates from a number of companies that are currently focused on this therapeutic modality, including 2seventy bio, Inc., AbbVie, Inc., Adaptimmune, Alaunos Therapeutics, Inc., Allogene Therapeutics, Inc., Amgen Inc., Atara Biotherapeutics, Inc., Athenex, Inc., Autolus Therapeutics plc, BioNTech Europe GmbH, Bristol-Meyer Squibb Co., Cellectis SA, Celyad S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Fortress Biotech, GlaxoSmithKline plc, Gilead Sciences, Inc., Immatics N.V., ImmunityBio, Inc., Iovance Biotherapeutics, Inc., Janssen Pharmaceutical, Legend Biotech, Lyell Immunopharma, Inc., Medigene AG, Mustang Bio, Inc., Novartis AG, Poseida Therapeutics, Precigen Inc., Precision Biosciences, Inc., Prescient Therapeutics, Sana Biotechnology, Sorrento Therapeutics, Inc., and Takeda Pharmaceutical Co. In addition to other cell based treatments, our product candidates may compete in their solid tumor indications with novel therapeutics of other modalities, including small molecules, monoclonal antibodies, bi-specific antibodies, antibody-drug conjugates, and targeted radionuclides.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.
Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
Should we or a third party commercialize our product candidates, they will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Therapeutics compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.
The opportunity for our product candidates could be reduced or eliminated if third parties develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive. Third parties also may obtain FDA or other regulatory approval for their products more rapidly, which could result in our competitors establishing a strong market position before our product candidates are able to enter the market. In addition, we expect that our therapeutic products, if approved, will be priced at a significant premium over competitive generic products and the ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products.
Government Regulation and Product Approval
We are not currently pursuing further clinical development of our product candidates. If we or a third party pursues such further development in the future, those product candidates would subject to government regulation and product approval.
Our cell product candidates would be regulated as biologics. With this classification, commercial production of our product candidates would need to occur in registered and licensed facilities in compliance with the current good manufacturing practice, or cGMP, for biologics.
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
Other U.S. Health Care Laws and Compliance Requirements
In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, such as the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, the sunshine provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the PPACA and similar state laws, each as amended.
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
Additionally, the intent standard under the Anti-Kickback Statute was amended by the PPACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute may be violated if only one purpose of the remuneration is to induce referrals. In addition, the PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The civil monetary penalties law imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
The federal false claims laws, including but not limited to the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government. Pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Companies also have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, that is, off-label, and thus non-reimbursable, uses.
HIPAA created additional new federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any health care benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.
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
Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
Health Reform
In the United States and some foreign jurisdictions, there have been, and we anticipate there will continue to be, several legislative and regulatory changes and proposed healthcare reform measures with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing. For example, the PPACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. Since its enactment, the PPACA has been subject to executive branch, judicial and Congressional challenges. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. Moreover, payment methodologies may also be subject to changes in healthcare legislation and regulatory initiatives.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

Further, there has been increasing legislative and executive branch interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

Employees
As of December 31, 2022, we had 13 employees, all of whom were full-time, 11 of whom were engaged in research and development activities and 2 of whom were engaged in general and administrative activities. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.
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
The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. Over the last two years, we implemented several new policies to enhance the well-being and engagement of our employees, including an unlimited flexible time schedule, expanded parental leave, and enhanced support for remote work.
Corporate Information
We were incorporated in Delaware in July 2004. Our principal executive office is located at 3730 Kirby Drive, Suite 1200, Houston, Texas and our telephone number is (281) 454-3424. Our corporate website address is www.bellicum.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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
We are a biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. For the fiscal years ended December 31, 2022 and 2021, we reported a net loss of $25.0 million and $9.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $575.4 million. We expect to continue to incur significant losses from operations for the foreseeable future.
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
Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance stockholder value.
Following the discontinuation of our Phase 1/2 clinical trials to evaluate the safety and preliminary efficacy of our GoCAR-T cell product candidates (including BPX-601 and BPX-603) in combination with rimiducid in heavily pre-treated cancer patients, we have begun evaluating and exploring a variety of strategic alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
The current market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities, and the payment of the liquidation preference applicable to the Series 1 preferred stock. Depending on these factors, the amount available for distribution to our common stockholders could be as low as $0.00 and result in a total loss of investment to our stockholders.
Our product candidates may never receive regulatory approval from the FDA or other regulatory authorities.
We are not currently pursuing further clinical development of our product candidates. If we or a third party pursues such further development in the future, those product candidates would require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before generating any revenue from product sales.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•The FDA or comparable regulatory authority or an IRB or comparable ethics oversight body may decline to clear the applicable Investigational New Drug Application (IND) or equivalent regulatory submission necessary to conduct human clinical trials;
•failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates have the necessary safety, purity, and potency for any of their proposed indications;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•failure to demonstrate that clinical and other benefits outweigh safety risks;
•serious and unexpected adverse events during clinical trials that render the product candidates unsafe for use in humans;
•the FDA or comparable foreign regulatory authorities may disagree with the interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in Europe, the U.S. or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes and/or facilities of third-party manufacturers; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering the clinical data insufficient for approval.
Our CID technology is novel and largely unproven.
Our proprietary CID technology platform is novel and there are no approved products or third-party product candidates in late-stage clinical trials based on this technology. Additionally, the safety and efficacy profile of rimiducid has not been subject to large scale clinical testing. Based on our Phase 1 results of BPX-601 and rimiducid, we believe further optimization of the clinical dose and schedule of GoCAR-T cells and rimiducid or further engineering of the CID platform may be needed to achieve favorable outcomes, which would require significant time and expense. In addition, our CID platform technology may not be applicable or effective in the development of additional cellular immunotherapies which would adversely affect its value.
Cell therapies are novel and present significant challenges.
CAR-T and other cell therapy product candidates represent a relatively new field of cellular immunotherapy. Advancing this novel and personalized therapy creates significant challenges, including:
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
Clinical testing is expensive, takes many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our product candidates are subject to the risks of failure inherent in biologic drug development. Success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing, even at statistically significant levels. If we, or a third party, wanted to continue the development of our product candidates, it would require clinical trials results to show that our product candidates are safe and effective for use in the target indication before regulatory approvals for commercial sale. Companies frequently suffer significant setbacks in late-stage clinical trials, even after earlier clinical trials have shown promising results and most product candidates that commence clinical trials are never approved as products. We expect there may be greater variability in results for cellular immunotherapy products processed and administered on a patient-by-patient basis like some of our CID technology-based development and product candidates than for “off-the-shelf” products, like many drugs.
Our current product candidates were recently in early stage clinical trials, and, if we, or an acquiror, reinitiates these trials and initiate additional clinical trials, they may experience unfavorable results in the future.
We have recently discontinued the Phase 1/2 clinical trial for BPX-601 for the treatment of prostate cancer, and the Phase 1/2 clinical trial for BPX-603 in HER2-positive solid tumors, following our assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. We are communicating with clinical trial sites and regulatory agencies regarding our decision to discontinue our ongoing clinical trials, and have begun evaluating a variety of strategic and financing alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. As these product candidates are in early stages of development, there is significant uncertainty regarding whether they will be effective and safe in human patients, and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. Additionally, the most recent patient treated in the Phase 1/2 trial of BPX-601 in mCRPC experienced serious immune-mediated adverse events including Grade 4 CRS, the second dose-limiting toxicity observed in this cohort of dose escalation. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Even if clinical trials are successfully completed, the FDA or foreign regulatory authorities may not interpret the results as we do, and more clinical trials could be required before submission of our product candidates for approval. To the extent that the results of clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or significant additional resources may be required to conduct additional clinical trials in support of potential approval of our product candidates.
We have in the past and expect to, in the future, rely on third parties to conduct clinical trials.
While we are not currently conducting any clinical development and do not have plans to initiate any additional clinical trials, we have in the past and would expect to, in the future, depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners to conduct preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to development timelines and increased costs. We would expect to rely heavily on these third parties over the course of clinical trials, and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each study is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and reliance on third parties would not relieve us of regulatory responsibilities. We and these third parties would be required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties failed to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the GCP regulations. In addition, any future clinical trials with our product candidates would be required to be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third parties conducting our clinical trials are and will not be our employees and, except for remedies available to us under our agreements with these third parties, we cannot control whether they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to clinical protocols or regulatory requirements or for other reasons, the clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates.

Switching or adding third parties to conduct clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work.
There may be difficulties enrolling patients in future clinical trials of our product candidates, resulting in clinical development delays.
While we are not currently conducting any clinical trials and do currently have plans to initiate any further clinical trials in the future, should our product candidates be acquired and developed by others, there may be difficulties in patient enrollment in clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to study sites;
•the design of the clinical trial;
•the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the ability to obtain and maintain patient consents;
•the impact of the COVID-19 pandemic;
•the risk that patients enrolled in clinical trials will drop out of the clinical trials before completion; and
•competing clinical trials and approved therapies available for patients.
In particular, some of future clinical trials could look to enroll patients with characteristics which are found in a very small population, for example, patients with rare cancers with specific attributes that are targeted with our product candidates. If we, or a third party, wanted to continue the development of our product candidates, any future clinical trials will compete with other companies’ clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available, because some patients who might have opted to enroll in the clinical trials may instead opt to enroll in a trial being conducted by a competitor. Further, since the number of qualified clinical investigators is limited, we expect future clinical trials could be conducted at the same clinical trial sites that competitors use, which will reduce the number of patients who are available at these clinical trial sites. Moreover, because our CAR-T therapies represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and antibody therapy, rather than enroll patients in any future clinical trials for our product candidates. Patients may also be unwilling to participate in clinical trials because of negative publicity from adverse events in the biotechnology or gene therapy industries.
Any adverse developments that occur during any clinical trials conducted by academic investigators, our collaborators or other entities conducting clinical trials under independent INDs may affect the value of our CID platform.
Rimiducid and CaspaCIDe-containing cell therapy constructs are being used by third parties in clinical trials which are completely independent of our previous development programs.. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require additional clinical trials as a condition to marketing approval. If a product candidate receives regulatory approval and a new and serious safety issue is identified in clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell the product. In addition, treating physicians may be less willing to administer a product due to concerns over such adverse events.
Adverse side effects or other safety risks associated with our product candidates have caused us to discontinue our clinical trials and could, if we, or an acquiror, pursues clinical development in the future, cause a suspension or discontinuance of future clinical trials, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Adoptive cell therapy with autologous T cells is associated with a range of potentially severe immune-mediated adverse effects. In third party clinical trials involving CAR-T cells, the most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. Adverse side effects attributed to CAR-T cells were severe and life-threatening in some patients. The life-threatening events were related to kidney dysfunction and toxicities of the central nervous system. Severe and life-threatening toxicities occurred primarily in the first two weeks after cell infusion and generally resolved within three weeks. In the past, patients have also died in clinical trials by others involving CAR-T cells.
Undesirable side effects observed in our clinical trials, whether or not they are caused by our product candidates, have resulted in, and could, in the future, result in the delay, suspension or termination of clinical trials for our product candidates, the FDA or other regulatory authorities for a number of reasons. In addition, because the patients in clinical trials involving CAR-T cells are typically suffering from life-threatening diseases, are often suffering from multiple complicating conditions and are in a position of extreme immune deficiency at the time that they receive therapy, it may be difficult to accurately assess the relationship between our product candidates and adverse events experienced by very ill patients. Serious adverse events observed in clinical trials could hinder or prevent market acceptance of the product candidate at issue.
Clinical trials are expensive, time-consuming and difficult to design and implement.
Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on relatively new technology, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. Costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from therapies such as our current and future product candidates can be significant. Accordingly, clinical trial costs for our product candidates are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us.
We are highly dependent on our key personnel, and if we are not successful in retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce and expense reductions may have an adverse impact on our business, our ability to retain key personnel and may be distracting to management.
Our ability to pursue and complete strategic transactions and/or an orderly wind-down of the Company depends on our ability to retain key personnel, including our Chief Executive Officer. We currently employ a small number of employees and are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our key employees could substantially harm our business prospects.
Furthermore, we may identify deficiencies in our internal controls over financial reporting due in part to our limited staffing and resources. If we are unable to maintain effective controls over financial reporting, it is possible that a misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We have implemented and continue to implement measures designed to improve our internal control over financial reporting, including the retention of accounting consultants to assist in areas of complex accounting and financial reporting. However, if we are unsuccessful in maintaining the effectiveness of our internal control over financial reporting, the accuracy and timing of our financial reporting may be harmed, which could result in, among other things, restatements of our financial statements, failure to comply with SEC requirements, loss of investor confidence in our financial reporting, and a decline in our stock price.
Despite our efforts to retain valuable employees, any employee may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
In August 2019, we entered into an agreement with certain institutional investors providing for a private placement. Pursuant to the terms of the 2019 securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 1 preferred stock with respect to liquidation preference, the occurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not consent to us seeking additional funds through debt or other equity financings or the sale or license of our technology. Further, in the event of a liquidation, dissolution, winding up or deemed liquidation, holders of the Series 1 preferred will receive a payment equal to the per share purchase price of their Series 1 preferred stock before any proceeds are distributed to the holders of common stock and this will likely mean that there is little to no consideration available for distribution to the holders of common stock in the case of a strategic transaction or the liquidation of the Company. In addition, any potential investors in the Company or potential strategic partners or acquirers may decline to invest in, or acquire, the Company because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates.
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
Our cellular therapy product candidates, viral vectors and small molecule drugs involve a complex manufacturing supply chain.
Because of the complex nature of our cell therapy products, the manufacture of multiple components therein requires a diverse knowledge base and appropriate manufacturing personnel. The supply chain for these components is separate and distinct, and no single manufacturer can supply more than one component of each of our products. Additionally, it is likely that the cell therapy products will need to be made within an appropriate geographic location for the area in which the products will be utilized, so one cell therapy manufacturing facility may not be able to supply diverse geographic areas.
BPX-601 and BPX-603 are manufactured on a patient-by-patient basis using each patient’s own cells. Efficient manufacturing of these products relies upon our ability to sufficiently expand and activate the cells of patients who have undergone multiple lines of prior therapy, often including immunosuppressive chemotherapy. Rimiducid, the small molecule drug used to activate both our iMC and iC9 switches, is a complex molecule to synthesize and is relatively insoluble and lipophilic, rendering it difficult to formulate. We have limited internal expertise in small molecule drug development and manufacturing, and we have identified specialty contract manufacturers to produce the rimiducid drug substance and drug product. It is uncertain whether the drug substance and drug product manufacturers will be able to manufacture sufficient quantity and quality of rimiducid to conduct the necessary non-clinical and clinical trials. These specialty contract manufacturers also may not be capable of supplying commercial product if rimiducid is approved by health authorities.
Cell-based therapies rely on the availability of specialty raw materials, which may not be available on acceptable terms or at all.
Gene-modified cell therapy manufacture requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. Some suppliers typically support biomedical researchers or blood-based hospital businesses and may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support the manufacturing of our product candidates, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have commercial supply arrangements with many of these suppliers and may not be able to contract with them on acceptable terms or at all.
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
We and our contractors utilized hazardous materials in our business operations, and any claims relating to improper handling, storage, or disposal of these materials could harm our business.
Our activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical and hazardous materials, and similar laws in other geographic regions. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.
Our internal computer systems, or those used by our clinical investigators, contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations.

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
Our operations, and those of our contractors and consultants, could be subject to power shortages, telecommunications failures, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA. For example, the EU General Data Protection Regulation, or the EU GDPR, became effective on May 25, 2018. Further, as a consequence of the exit of the United Kingdom from the European Union (known as “Brexit”), the United Kingdom has implemented a legislation similar to the EU GDPR, the UK GDPR, including the UK Data Protection Act. The EU and UK GDPR impose privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Economic Area or in the United Kingdom. Under the EU and UK GDPR, fines of up to 20 million euros (17.5 million British Pounds under the UK GDPR) or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability. The EU and UK GDPR include more stringent operational requirements for processors and controllers of personal data and create additional rights for data subjects.
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
If product liability lawsuits are brought against us, we may incur substantial liabilities.
We face an inherent risk of product liability as a result of the prior clinical testing of our product candidates. We may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing or manufacturing. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims and we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, federal or state liability claims may result in:
•injury to our reputation;
•initiation of investigations by regulators;

•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to clinical trial participants or patients;
•exhaustion of any available insurance and our capital resources; and
•a decline in our share price.
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
As of December 31, 2022, we had aggregate U.S. federal net operating loss carryforwards of approximately $499.0 million, and aggregate U.S. federal and Texas state research and development credits of approximately $14.0 million and $5.1 million, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. U.S. federal net operating loss carryforwards generated in taxable years beginning before January 1, 2018, may be carried forward only 20 years to offset future taxable income, if any. Under current U.S. federal income tax law, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to federal law.

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
Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, our suppliers, manufacturers, or our customers, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. In addition, beginning in 2022, taxpayers are required to capitalize and amortize certain research and development expenditures over five years if incurred in the United States and fifteen years if incurred in foreign jurisdictions, rather than deducting them currently. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified.

Risks Related to Government Regulation
The regulatory approval process is lengthy and time-consuming.
We have not previously submitted a BLA to the FDA, or similar approval filings to other foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency for each desired indication. It must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, FDA’s Office of Tissues and Advanced Therapies, or OTAT, has limited experience with combination products that include a small molecule component. Approval of GoCAR-T product candidates, will likely require this FDA office to consult with other divisions of the FDA, which may result in further challenges in obtaining regulatory approval, including in developing final product labeling. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.
There will also be delays in completing the clinical development of our product candidates if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such clinical trials are being conducted, or recommended for termination by the Data Monitoring Committee for such clinical trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The termination of, or delays in the completion of, any clinical trial of our product candidates, will harm the commercial prospects for our product candidates. In addition, any delays in completing clinical trials will increase costs, slow down product development and approval process and jeopardize the ability to commence product sales and generate revenue.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.
Even if our product candidates receive regulatory approval, they will be subject to ongoing regulatory obligations and continued regulatory review.
Any regulatory approvals received for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include, among other things, submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that are conducted post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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

Foreign legislative changes may also affect the ability to commercialize our product candidates. Effective as of May 25, 2018, the GDPR imposes privacy and security obligations on any entity that collects and/or processes personal information from individuals located in the EU. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.
Even if our product candidates obtain regulatory approval, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community.
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
•confusion or lack of understanding regarding the effects of rimiducid and the timing and size of dosing of rimiducid after immune cell therapy; and
•the effectiveness of sales and marketing efforts.
In addition, although our product candidates are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such clinical trials to demonstrate that these therapies are safe and effective may limit market acceptance our product candidates.
Even if our products achieve market acceptance, they may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates.
Market acceptance and sales of our product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our products will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our product candidates and/or payment to the physician for administering our product candidates. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies or lists of treatments for which third-party payors provide coverage and reimbursement. Third party payors may also have difficulty in determining the appropriate coverage of our product candidates, if approved, due to the fact that they are combination products that include a small molecule drug, rimiducid.
Third-party payors establish coverage and reimbursement policies for new products, including our product candidates. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for treatments based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Economic Area, or EEA. and other significant or potentially significant markets for our product candidate, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in Canada and the EEA will put additional pressure on product pricing, coverage, reimbursement and utilization. These pressures can arise from policies and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, coverage and reimbursement policies and pricing in general. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry.
There have been executive judicial and Congressional challenges to other aspects of the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and any additional healthcare reform measures will impact the PPACA.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018, will remain in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products.
We expect that additional federal and state healthcare reform measures, such as further amendments and changes to the PPACA will be adopted in the future, any of which could result in reduced demand for our products.
Due to the novel nature of our technology and the small size of the target patient populations, there is significant uncertainty related to pricing and reimbursement for these product candidates.
The target patient populations for our potential product candidates are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial and manufacturing infrastructure. Obtaining adequate levels of reimbursement will impact the ability to successfully market and sell our product candidates. The manner and level at which reimbursement is provided for services related to our product candidates, for example, reimbursement for administration of our product candidates to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect the ability to market or sell our products.
We are subject to extensive laws and regulations related to data privacy, and our failure to comply with these laws and regulations could harm our business.
We are subject to laws and regulations governing data privacy and the protection of personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. There are foreign and state law versions of these laws and regulations to which we are currently and/or may in the future, be subject. For example, the collection and use of personal health data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States, provides an enforcement authority and imposes large monetary penalties for noncompliance. The GDPR requirements apply not only to third-party transactions, but also to transfers of information within our company, including employee information. The GDPR and similar data privacy laws of other jurisdictions place significant responsibilities on us and create potential liability in relation to personal data that we or our third-party service providers process, including in clinical trials conducted in the United States and EU. In addition, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.
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
Risks Related to Our Intellectual Property
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights.
We are dependent on patents, know-how and proprietary technology, both our own and licensed from others. We license from Baylor College of Medicine, or Baylor, certain intellectual property related to methods for activating antigen presenting cells, to certain genetic constructs and to certain methods for inducing apoptosis. Baylor may terminate or modify our licenses in the event of a material breach by us that remains uncured following the date that is 90 days after written notice of such breach or upon certain insolvency events that remain uncured following the date that is 30 days following written notice of such insolvency event. In addition, we have funded certain of our clinical development activities and may fund certain of our future clinical development with funds from the State of Texas. The State of Texas may have rights to commercialize the results of those clinical trials if it determines that we have failed, after notice and an opportunity to cure, to use diligent and commercially reasonable efforts to commercialize or otherwise bring to practical application the results of the funded clinical trials. We are also dependent on our license agreements with BioVec Pharma Inc. with respect to making retrovirus for all of our programs.
Any termination of these agreements, or other agreements to which we are a party could result in the loss of significant rights.
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
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own.
Our efforts to protect the proprietary nature of our technologies may not be adequate, we may not be able to compete effectively in our market.
Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements. Certain intellectual property which is covered by our in-license agreements has been developed at academic institutions which have retained non-commercial rights to such intellectual property.
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
Third-party claims of intellectual property infringement may prevent or delay the further discovery and development of our product candidates.
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
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware or have not sufficiently analyzed with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, methods of use, including combination therapy or patient selection methods or any final product itself, the holders of any such patents may be able to block our, or an acquiror’s, ability to develop and commercialize the product candidate without a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our, or an acquiror’s, ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. It is possible that any such license would not be available at all or on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we, or an acquiror, would be unable to further develop and commercialize our product candidates.
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
We are aware of third-party patents having claims that may be considered as being directed to single-chain antibody fragments that bind to PSCA and these patents may be considered relevant to BPX-601 and related technologies we are developing. We currently are evaluating whether or not we need to obtain rights to these patents under a license, and if it is determined that we need to obtain such rights, whether these rights can be obtained. We are also aware of third-party patent applications having claims that may be considered as being directed to cellular therapy constructs utilizing a heterodimer domain for activation of caspase 9. We are monitoring these applications and if they are granted with the claims as drafted, they may be relevant to our potential dual-switch product candidates containing such a heterodimer activation domain, and in such instances, we have sought, and will continue to seek, measures to protect our intellectual property. However, if disputes related to intellectual property relevant to our product candidates arise, we may not be able to resolve such disputes in a satisfactory manner.
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
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such noncompliance events are outside of our direct control for (1) non-U.S. patents and patent applications owned by us, and (2) patents and patent applications licensed to us by another entity. In such an event, our competitors might be able to enter the market.

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
The continued listing requirements of The Nasdaq Capital Market include minimums for market value of listed securities, closing prices and stockholders’ equity, and currently we are below the minimum requirements. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.
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
•additions or departures of key personnel;
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
In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.
Certain investors in the 2019 private placement will have the ability to control or significantly influence certain business decisions.
The terms of our 2019 private placement restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
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
We issued 575,000 shares of Series 1 preferred stock in connection with our August 2019 public offering. Subject to the terms of our certificate of incorporation, at any time on or after August 21, 2024, some or all of our outstanding shares of preferred stock will be redeemable at the option of the holder at a redemption price of $100.00 per share of Series 1, upon delivery of an irrevocable written notice to us. If a holder of preferred stock requests redemption we will be required to redeem such shares of preferred stock. However, we may be unable to redeem such preferred stock if restrictions under applicable law or contractual obligations prohibit such redemption. For example, Delaware law provides that a redemption on capital stock may only be paid from “surplus” or, if there is no “surplus,” from a corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem the preferred stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. To date, we have operated at a loss. Accordingly, if we do not have sufficient “surplus” under Delaware law, we would be unable to effect such redemption. If we do have sufficient “surplus” to effect such redemption, our available cash will be negatively impacted. In addition, such reduction in our available cash could decrease the trading price of our common stock, and, accordingly, the preferred stock and our warrants.
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

ITEM 1B.  Unresolved Staff Comments
None.

ITEM 2.  Properties
During 2021, the Company exited its Houston and South San Francisco office facilities and the leases were terminated. As of December 31, 2022, the Company had no physical properties.

ITEM 3.  Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.  Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently listed on The Nasdaq Capital Market under the symbol “BLCM”.
Holders of Record
As of March 24, 2023, there were 13 stockholders of record of our common stock. Certain shares are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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
Recent Sales of Unregistered Securities
None.

ITEM 6. [Reserved]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in “Item 8 - Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

Overview
In March 2023, we announced our decision to discontinue our ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of our GoCAR-T cell product candidates (including BPX-601 and BPX-603) in combination with rimiducid in heavily pre-treated cancer patients following our assessment of the risk/benefit profile of BPX-601 in combination with rimiducid.
We are communicating with clinical trial sites and regulatory agencies regarding our decision to discontinue these trials. We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing shareholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of the Company.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Change
Revenues
Supply agreement	$—	$700	$(700)
License revenue	1,500	5,500	(4,000)
Total revenues	$1,500	$6,200	$(4,700)
Operating expenses:
Research and development	22,764	23,578	(814)
General and administrative	5,717	7,010	(1,293)
Total operating expenses	28,481	30,588	(2,107)
Other operating expense
Loss on dispositions, net	—	(478)	478
Total other operating expense	—	(478)	478
Loss from operations	(26,981)	(24,866)	(2,115)
Other income:
Interest income, net of interest expense	46	28	18
Change in fair value of warrant and private placement option liabilities	1,964	15,126	(13,162)
Other income	—	7	(7)
Total other income	2,010	15,161	(13,151)
Loss before tax	(24,971)	(9,705)	(15,266)
Income tax expense	(2)	—	(2)
Net loss	$(24,973)	$(9,705)	$(15,268)

Revenues
The decrease in revenues for the year ended December 31, 2022, compared to the year ended December 31, 2021, was mainly due to new supply and license agreements executed with external parties during 2021. In the first quarter of 2021, we entered into a multi-

year supply agreement with Takeda Development Center Americas, Inc., or Takeda, for the supply of rimiducid for potential use in clinical trials of TAK-007 (CD19 CAR-NK cell therapy). The supply was fulfilled in the second quarter of 2021 generating revenue of $0.7 million, although we may generate additional revenue under the agreement based on future sales. In the third quarter of 2021, we entered into an option and license agreement with The University of Texas M.D. Anderson Cancer Center, or M.D. Anderson for certain option and license rights to CaspaCIDe and related technologies. An upfront fee under the agreement of $5.0 million was recognized as revenue, together with $0.5 million of annual license fee under a previous license agreement with M.D. Anderson. For the year ended December 31, 2022, revenue recognized consisted of the annual license fees of $0.5 million and $1.0 million from the 2019 and 2021 M.D. Anderson Option and License Agreement, respectively.
Research and Development Expenses (R&D)
The decrease in R&D expenses of $0.8 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to continued reduction of expenses related to rivo-cel activities. We discontinued active efforts to identify a partner for rivo-cel in late 2021. As a result, we have further decreased the budget on rivo-cel by limiting activities to maintaining regulatory compliance and long-term follow-up and monitoring patients previously enrolled in rivo-cel clinical trials, leading to a reduction in clinical trial and consulting expenses of $1.8 million for the twelve months ended December 31, 2022, compared to the prior year. Additionally, there were delays in enrolling new patients for our clinical trials, which resulted in a reduction in clinical research costs of $0.7 million for the twelve months ended December 31, 2022, compared to the prior year. These decreases were partially offset by an increase in salaries, benefits, travel, and share-based compensation related charges from R&D departments of $1.7 million for the twelve months ended December 31, 2022, as a result of increased R&D personnel hired during 2022. At the end of 2022, we had 11 full time equivalent employees in our R&D departments, compared to five at the end of 2021. As discussed above, we have discontinued our BPX-601 and BPX-603 Phase 1/2 clinical trials, which we expect will contribute to decreases in R&D expenses in future periods.
General and Administrative Expenses (G&A)
The decrease in G&A expenses of $1.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to a reduction in share-based compensation expenses, and IT and communication expenses from G&A departments by $1.1 million. Additionally, insurance and other public company costs decreased by $0.2 million for the twelve months ended December 31, 2022 as a result of a reduced company size and administrative activities, compared to the same period in 2021.
Loss on dispositions, net
We did not incur any gain or loss on dispositions for the year ended December 31, 2022. The loss of $0.5 million recognized for the year ended December 31, 2021 was a result of the lease termination of the South San Francisco office space in the first quarter of 2021. Upon the termination and exit of the office space, we disposed of substantially all of the assets and liabilities associated with the lease including a right-of-use asset of $0.6 million, leased equipment with a net book value less than $0.1 million, and the related lease liability of $1.0 million.
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
The private placement option was terminated in December 2021, and we recognized $2.6 million of gain from the change in fair value of the private placement option liabilities during the year ended December 31, 2021. We did not record any change in fair value of the private placement option liabilities during 2022. The decrease in other income for the year ended December 31, 2022, was primarily due to a decrease in the gain recognized for the change in fair value of our warrant liability compared to the prior year. In 2022, we recognized $2.0 million of gain, compared to a gain of $15.2 million recognized for 2021. The primary reason of a larger amount of gain in 2021 was a significant decrease of the fair value of our warrant liability of $12.6 million during the year as a result of continued decrease in our stock price with a high volatility rate, compared to the change in fair value during 2022.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, and cash equivalents of $21.8 million, and net cash used in operations for the year was approximately $25.8 million.

The accompanying financial statements have been prepared on a basis that assumes that we will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net losses since our inception and as of December 31, 2022, we have an accumulated deficit of $575.4 million. We believe that there is substantial doubt that our current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued.

In March 2023, we announced our decision to discontinue our ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of our GoCAR-T cell product candidates in combination with rimiducid in heavily pre-treated cancer patients. The trials for BPX-601 and BPX-603 are being discontinued following our assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. We are communicating with clinical trial sites and regulatory agencies regarding its decision to discontinue its trials, and an evaluation of our strategic alternatives is underway.

Based on our current status, we are evaluating strategic alternatives, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale, or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of the Company.
Cash Flows
Operating Activities
Net cash used in operating activities during the year ended December 31, 2022 was $25.8 million compared to $23.1 million for the year ended December 31, 2021. The primary operating activities during 2022 were (1) $25.0 million of net losses, (2) a $2.0 million non-cash gain from change in fair market value of warrant derivative liability, and (3) a $1.4 million net decrease from operating assets and liabilities. These activities were partially offset by share-based compensation charges of $2.6 million and other smaller non-cash items.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2022 was less than $0.1 million compared to net cash provided by investing activities of $0.9 million for the year ended December 31, 2021. The cash used in investing activities for the year ended December 31, 2022 was primarily for the purchase of computer equipment. The $0.9 million of net cash provided by investing activities during 2021 was related to proceeds from the sale of property and equipment.
Financing Activities
There was no cash used in or provided by financing activities during the year ended December 31, 2022, compared to net cash provided by financing activities of $32.9 million during the year ended December 31, 2021. The net cash provided by financing activities for the year ended December 31, 2021 was generated from the issuance of pre-funded warrants during the private placement that closed in December 2021, net of offering expenses.
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

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from management’s estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. While our significant accounting policies are described in the notes to our financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies related to the more significant areas involving management’s judgments and estimates. Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure relating to it in this MD&A.
Warrant Derivatives

Freestanding public warrants exercisable for multiple underlying instruments are classified as liabilities. The Company accounts for these warrants in accordance with ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). The Company estimates the fair value of these liabilities using the Black-Scholes model. The option pricing model of our warrant derivative liabilities are estimates and are sensitive to changes to certain inputs used in the pricing model. See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its warrant derivatives.

Freestanding pre-funded warrants and accompanying warrants exercisable for multiple underlying instruments are classified as equity. The Company accounts for these warrants in accordance with ASC Topic 480, Distinguishing Liabilities From Equity (“ASC 480”) and ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”). Upon the issuance of pre-funded warrants or the exercise of its accompanying common warrants, the Company receives proceeds from its investors which are recognized as equity. Furthermore, because pre-funded warrants and accompanying warrants do not participate in dividends with common stockholders, they are not considered a participating security in its current form. The pre-funded warrants will be considered in the Company’s basic and diluted EPS calculations, and the common warrants would be included in diluted EPS calculation (if the Company was in a net income position). See Note 1 - Organization, Basis of Presentation, and Summary of Significant Accounting Policies for a discussion of how the Company accounts for its pre-funded warrants.
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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required under this item.

ITEM 8.  Financial Statements and Supplementary Data
Index to Financial Statements
The financial statements of Bellicum Pharmaceuticals, Inc. listed below are set forth in Item 8 of this Annual Report for the year ended December 31, 2022:

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bellicum Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bellicum Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Warrant liability valuation of Bellicum Pharmaceuticals

Description of the Matter
The Company’s warrant derivative liability is remeasured at fair value on each balance sheet date and is valued at $0.8 million as of December 31, 2022. As explained in Note 1 to the consolidated financial statements, the Company holds freestanding warrants that are exercisable for multiple underlying instruments that are potentially redeemable.

Auditing management’s calculation of estimated fair value remeasurement of the warrant derivative liability was complex and judgmental due to the use of a complex valuation model and the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate a volatility assumption at December 31, 2022.

How We Addressed the Matter in Our Audit
Our substantive audit procedures included, among others, evaluating the methodology and testing the significant assumption stated above and the accuracy and completeness of the underlying data used in management’s warrant derivative liability valuation assessment. To test the volatility, we compared the assumption to historical information and performed a sensitivity analysis to evaluate the impact of changes in the fair value estimate that would result from changes in the underlying assumption. We also involved our valuation specialists to assist in the evaluation of the valuation model and the volatility assumption in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Houston, Texas
March 31, 2023

Bellicum Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,837	$46,156
Restricted cash	—	1,501
Accounts receivable, interest and other receivables	—	205
Prepaid expenses and other current assets	1,964	1,269
Total current assets	23,801	49,131
Property and equipment, net	22	12
Total assets	$23,823	$49,143
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$486	$90
Accrued expenses and other current liabilities	2,477	3,849
Warrant derivative liability	809	2,773
Total current liabilities	3,772	6,712
Total liabilities	3,772	6,712
Commitments and contingencies
Redeemable Preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at December 31, 2022 and December 31, 2021, 452,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	18,036	18,036
Stockholders’ equity:
Common stock, $0.01 par value; 160,000,000 shares authorized at December 31, 2022 and 80,000,000 shares authorized at December 31, 2021; 8,682,447 shares issued and 8,614,701 shares outstanding at December 31, 2022; 8,497,025 shares issued and 8,429,279 shares outstanding at December 31, 2021	87	85
Treasury stock: 67,746 shares held at December 31, 2022 and December 31, 2021	(5,056)	(5,056)
Additional paid-in capital	582,763	580,156
Accumulated other comprehensive loss	(354)	(338)
Accumulated deficit	(575,425)	(550,452)
Total stockholders’ equity	2,015	24,395
Total liabilities, redeemable preferred stock and stockholders’ equity	$23,823	$49,143
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Revenues
Supply agreement	$—	$700
License revenue	1,500	5,500
Total revenues	1,500	6,200
Operating expenses
Research and development	22,764	23,578
General and administrative	5,717	7,010
Total operating expenses	28,481	30,588
Other operating expense
Loss on dispositions, net	—	(478)
Total other operating expense	—	(478)
Loss from operations	(26,981)	(24,866)
Other income (expense):
Interest income, net of interest expense	46	28
Change in fair value of warrant and private placement option liabilities	1,964	15,126
Other income	—	7
Total other income	2,010	15,161
Loss before tax	(24,971)	$(9,705)
Income tax expense	(2)	0
Net loss	$(24,973)	$(9,705)

Net loss per common share attributable to common shareholders, basic and diluted	$(0.81)	$(0.84)
Weighted-average shares outstanding-basic and diluted	30,828,247	11,504,294

Net loss	$(24,973)	$(9,705)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	1
Comprehensive loss	$(24,989)	$(9,704)
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)

	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2020	452,000	$18,036	8,385,650	$84	(67,746)	$(5,056)	$543,561	$(540,747)	$(339)	$(2,497)
Share-based compensation	—	—	—	—	—	—	3,439	—	—	3,439
Issuance of common stock upon vesting of restricted stock units	—	—	111,375	1	—	—	(1)	—	—	—
Issuance of pre-funded warrants, net of issuance costs	—	—	—	—	—	—	32,908	—	—	32,908
Extinguishment of private option liability	—	—	—	—	—	—	249	—	—	249
Comprehensive loss	—	—	—	—	—	—	—	(9,705)	1	(9,704)
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	—	—	—	—	—	2,609	—	—	2,609
Issuance of common stock upon vesting of restricted stock units	—	—	128,472	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(24,973)	(16)	(24,989)
Balance, December 31, 2022	452,000	$18,036	8,682,447	$87	(67,746)	$(5,056)	$582,763	$(575,425)	$(354)	$2,015
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals Inc.
Consolidated Statements of Cash Flows
(in thousands)

	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(24,973)	$(9,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	2,609	3,439
Depreciation and amortization expense	11	105
Change in fair value of warrant and private placement derivative liabilities	(1,964)	(15,126)
Loss on dispositions, net	—	478
Amortization of right-of-use assets	—	33
Accretion of lease liability	—	23
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	205	170
Prepaid expenses and other assets	(695)	(462)
Accounts payable	396	(801)
Accrued liabilities and other	(1,372)	(1,260)
Net cash used in operating activities	(25,783)	(23,106)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	900
Purchases of property and equipment	(21)	(7)
Net cash provided by (used in) investing activities	(21)	893
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants, net	—	32,908
Payment on financing lease obligations	—	(35)
Net cash provided by financing activities	—	32,873
Effect of exchange rate changes on cash	(16)	1
Net change in cash, cash equivalents and restricted cash	(25,820)	10,661
Cash, cash equivalents and restricted cash at beginning of period	47,657	36,996
Cash, cash equivalents and restricted cash at end of period	$21,837	$47,657
The accompanying notes are an integral part of these consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Bellicum Pharmaceuticals, Inc. (“Bellicum”) is a biopharmaceutical company that has developed novel cellular immunotherapies for various forms of cancer.

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

The Company has experienced net losses since its inception and as of December 31, 2022, the Company has an accumulated deficit of $575.4 million. The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In March 2023, the Company announced its decision to discontinue its ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of its GoCAR-T cell product candidates in combination with rimiducid in heavily pre-treated cancer patients. The trials for BPX-601 and BPX-603 are being discontinued following the Company’s assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. The Company is communicating with clinical trial sites and regulatory agencies regarding its decision to discontinue its trials, and an evaluation of the Company’s strategic alternatives is underway. The strategic alternatives include, but are not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale, or divestiture of our programs. Despite undertaking this process, the Company may not be successful in completing a transaction, and even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits. If the Company does not successfully consummate a strategic alternative, its board of directors may decide to pursue a dissolution and liquidation of the Company.

Use of Estimates
The preparation of the financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue recognition, and expenses. Actual results could differ materially from those estimates.
Revenue Recognition
The Company’s only source of revenue in 2022 was from its option and license agreement with University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”). The Company has generated revenue from its licensing agreements since 2019. Prior to 2019, the Company’s only source of revenue was from grants. The Company’s sources of revenue in 2021 were from its option and license agreements with M.D. Anderson and a supply agreement with Takeda.
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
M.D. Anderson License Agreements
On January 22, 2019, the Company entered into a licensing and commercialization agreement with M.D. Anderson (the “2019 M.D. Anderson License Agreement”). Under the 2019 M.D. Anderson License Agreement, the Company granted M.D. Anderson non-exclusive rights in certain Caspase-9 and related technologies and use of a small molecule known as rimiducid in a certain cell therapy program. During the fourth quarter of 2019, and under the terms of the 2019 M.D. Anderson License Agreement, M.D. Anderson exercised an option to grant a non-exclusive sublicense of the rights licensed by the Company to M.D. Anderson. M.D. Anderson, as a result of this exercise, granted a sublicense that entitled the Company to receive as consideration an upfront license fee as well as additional future annual maintenance fees, milestone payments related to the achievement of pre-specified development, regulatory, and commercialization events, and royalties on net sales of licensed products. During the year ended December 31, 2022, the Company earned an annual license maintenance fee of $0.5 million.

On August 31, 2021, the Company entered into a second licensing and commercialization agreement with M.D. Anderson (the “2021 M.D. Anderson Option and License Agreement”). Under the 2021 M.D. Anderson Option and License Agreement, M.D. Anderson has certain rights to the use of CaspaCIDe and rimiducid in product candidates nominated under the agreement, and receives an option to a non-exclusive license to the technology in these candidates. Upon exercise of an option and sublicense of a product candidate to a third party, the Company is entitled to a sublicense execution fee, a percentage of certain consideration received by M.D. Anderson for the sublicense, an annual maintenance fee, and a percentage royalty on net sales of licensed products. During the year ended December 31, 2022, the Company earned an annual license maintenance fee of $1.0 million for two nominated programs.
Licenses of Intellectual Property
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
Milestone Payments
At the inception of each arrangement that includes developmental, regulatory or commercial milestone payments, the Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Milestone payments that are not within the Company’s control, such as approvals from regulators or where attainment of the specified event is dependent on the development activities of a third party, are not considered probable of being achieved until those approvals are received or the specified event occurs.
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

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$21,837	$46,156
Restricted cash	—	1,501
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$21,837	$47,657
In April 2020, the Company sold its U.S. manufacturing facility to The University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”). Pursuant to the Company’s asset purchase agreement with M.D. Anderson, $1.5 million of the cash proceeds received were subject to certain escrow provisions and recorded as restricted cash. The claims against the escrow have been resolved and the funds were released and transferred to the Company in July 2022.
Disposition of Assets and Liabilities Held for Sale and Held for Use
In the fourth quarter of 2020, in connection with the Company’s restructuring plan, management elected to seek an exit to its leased R&D facility in Houston, Texas. The lease termination and disposal of the assets and liabilities associated with the facility was completed on February 26, 2021. Under the terms of the agreement, a third party assumed the lease for the facility. In addition, the third party paid $1.1 million to the Company for substantially all of the property, and equipment associated with the location. The consideration included $0.9 million in cash and an unsecured promissory note for $0.2 million. The principal amount of the promissory note together with accrued interest of 4% per annum was paid in July 2022.

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
Property and equipment consisted of the following:

(in thousands, except useful lives)	Estimated Useful Lives				December 31, 2022	December 31, 2021
Lab equipment			5	Years	0	530
Manufacturing equipment			5	Years	0	138
Computer and office equipment	3	to	5	Years	510	841
Software			3	Years	82	94
Total					592	1,603
Less: accumulated depreciation					(570)	(1,591)
Property and equipment, net					$22	$12

During the years ended December 31, 2022 and 2021, the Company recorded $0.01 million and $0.11 million of depreciation expense, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued payroll	264	$320
Accrued patient treatment costs	675	2,086
Accrued clinical research costs	841	479
Accrued manufacturing costs	434	328
Accrued professional services	207	305
Accrued other	56	331
Total accrued expenses and other current liabilities	$2,477	$3,849
Warrant Derivatives
In an underwritten public offering (the “2019 Offering”), the Company issued Series 1 Redeemable Convertible Non-Voting Preferred Stock (the “Series 1 Preferred Stock”) and warrants (the “2019 Public Warrants”) to purchase its common stock. These 2019 Public Warrants are classified as liabilities in the accompanying consolidated balance sheets because the public warrants embody a conditional or unconditional obligation to repurchase the Company’s shares. The Company accounted for these warrants at fair value on the date of issuance and they are subject to re-measurement to fair value at each balance sheet date. Any change in fair value is recognized as a component of other income (expense) on the accompanying consolidated statements of operations and comprehensive loss. The Company estimates the fair value of these liabilities using the Black-Scholes valuation technique, which utilizes assumptions including (i) the fair value of the underlying stock at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term, and (iv) risk-free interest rates. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or a change in control, as defined. The warrants are freely exercisable at any time from the issuance date until the expiration date, provided exercise does not cause a warrant holder to exceed a pre-determined beneficial ownership limit. See Note 4 - Public Offering and Private Placement for discussions of the 2019 Public Warrants.
In November 2020 and December 2021, the Company issued prefunded warrants and accompanying warrants (the “2020 Pre-funded Warrants” and “2020 Common Warrants”, the “2021 Pre-funded Warrants” and “2021 Common Warrants”, respectively). These pre-funded warrants and common warrants are classified as equity. The pre-funded warrants and common warrants neither embody a conditional or unconditional obligation, nor are they indexed to an obligation, to repurchase the Company’s shares by transferring assets. Furthermore, the monetary value of the pre-funded warrants and accompanying warrants, at inception, is not solely or predominately based on (a) a fixed monetary amount, (b) variations in something other than the fair value of the Company’s shares, or (c) variations inversely related to the fair value of the Company’s own shares. Therefore, the pre-funded warrants and common warrants do not meet the criteria requiring liability classification. See Note 4 - Public Offering and Private Placement for discussions of the 2020 Pre-funded and Common Warrants and 2021 Pre-funded and Common Warrants.
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
Preferred Stock
Preferred shares issued by the Company that are subject to mandatory redemption are classified as liability instruments in the accompanying consolidated balance sheets and are measured at fair value at the date of issuance. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified within mezzanine equity in the accompanying consolidated balance sheets. At all other times, preferred shares are classified within stockholders’ equity.
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

Collaboration Agreements
The Company enters into collaboration agreements that include varying arrangements regarding which parties perform and bear the costs of research and development activities. The Company may share the costs of research and development activities with a collaborator, or the Company may be reimbursed for all or a significant portion of the costs of the Company’s research and development activities. The Company records its internal and third-party development costs associated with these collaborations as research and development expenses. When the Company is entitled to reimbursement of all or a portion of the research and development expenses that it incurs under a collaboration, the Company records those reimbursable amounts as a deduction to the research and development expenses. If the collaboration is a cost-sharing arrangement in which both the Company and its collaborator perform development work and share costs, the Company also recognizes, as research and development expenses in the period when its collaborator incurs development expenses, the portion of the collaborator’s development expenses that the Company is obligated to reimburse.
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
As of December 31, 2022, the Company had recorded a full valuation allowance on its net U.S. and foreign deferred tax assets because the Company expects that it is more likely than not that its deferred tax assets will not be realized in the foreseeable future. Should the actual amounts differ from our estimates, the amount of the valuation allowance could be materially impacted.
The Company accounts for uncertain tax positions in accordance with the provisions of the Accounting Standards Codification (ASC) 740, Income Taxes. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2022 and 2021, the Company had no uncertain tax positions and no interest or penalties have been charged for the years ended December 31, 2022 and 2021. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. The tax years 2005 through 2022 remain open to examination by the U.S. Internal Revenue Service.
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
The following outstanding shares of common stock equivalents were excluded from the computations of diluted earnings per share of common stock attributable to common stockholders for the periods presented as the effect of including such securities would be anti-dilutive.

	December 31, 2022	December 31, 2021
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	5,750,000
Options to purchase common stock	3,678,176	2,140,618
Unvested shares of restricted stock units	223,133	137,504
Total anti-dilutive common stock equivalents	14,171,309	12,548,122
New Accounting Requirements and Disclosures
There are no accounting standards updates (“ASUs”) that have been recently adopted or effective that have had or are expected to have a material effect on our consolidated financial statements.

NOTE 2 - FAIR VALUE OF MEASUREMENTS AND INVESTMENT SECURITIES
Investment Securities
The following tables present the Company’s investment securities (including those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	Fair Value at December 31, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds and treasury bills	$20,024	$—	$—	$42,487	$—	$—
Total Cash Equivalents	$20,024	$—	$—	$42,487	$—	$—

Money market funds and U.S. Treasury bills are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.
Warrant Derivative Liability and Private Placement Option Liability
The Company’s financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability and the private placement option liability prior to its derecognition in December 2021. Inputs used to determine estimated fair value (Level 3) of the warrants include the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, volatility of the price of the underlying stock, the expected term of the warrants, and risk-free interest rates which are derived from the U.S. Treasury yield curve in effect based on the expected term of the warrants.

The fair values of the warrant derivative liability and the private placement option liability, prior to its derecognition in December 2021, are classified as current liabilities in the accompanying consolidated balance sheets. These liabilities are classified as current liabilities on the balance sheet because the exercisability of such warrants is outside of the Company’s control, and the Company does not have the unconditional right to defer settlement beyond 12 months. On December 4, 2021, the Company entered into the 2021 Securities Purchase Agreement, pursuant to which certain of the investors irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” under the private placement option contained in the 2019 Securities Purchase Agreement (each term as defined in the 2019 Securities Purchase Agreement). The Company derecognized the private placement option liability and recorded a gain on change in the fair value for the year ended December 31, 2021 of $2.8 million in the accompanying statements of operations and comprehensive loss.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.1%	1.22%
Volatility	102%	94%
Expected life (years)	3.63	4.64

The following table provides the warrant derivative reported at fair value and measured on a recurring basis:

	Fair Value at December 31, 2022			Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$809	$—	$—	$2,773
The ending balance of the Level 3 financial instruments presented above represents the Company’s best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - LEASES
The Company entered into two agreements and exited its Houston and South San Francisco office locations during the first quarter of 2021 and, therefore, did not have any lease liabilities as of December 31, 2022. In connection with the lease termination and exit of the Houston office, a third party also acquired all of the property and equipment associated with the location. The consideration included an unsecured promissory note of $0.2 million with a simple interest of 4% per annum, which was due and payable on or before June 30, 2022. The payment, including accrued interest, was received in full in July 2022.

Components of lease cost are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease cost:
Amortization of leased assets	$—	$16
Interest on lease liabilities	—	5
Operating lease cost	—	56
Short-term lease cost	—	53
Total lease cost	$—	$130

Supplemental cash flow information and non-cash activity related to the Company’s operating and finance leases are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$71
Operating cash flows from finance leases	—	5
Financing cash flows from finance leases	—	35

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
The following table reflects the fair value roll forward reconciliation of the 2019 Public Warrants liabilities for the period ended December 31, 2022:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2021	$2,773
Change in fair value	(1,964)
Balance, December 31, 2022	$809
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

A summary of warrants outstanding and exercisable as of December 31, 2022 is as follows:

	Warrants Outstanding			Warrants Exercisable
Year Issued	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
		(in years)	(per share)		(per share)
2019	5,750,000	3.64	$13.00	5,750,000	$13.00
2020	4,149,378	2.84	$6.50	4,149,378	$6.50
2020[1]	1,659,752	—	$—	1,659,752	$—
2021	2,055,920	5.94	$1.69	2,055,920	$1.69
2021[2]	20,559,210	—	$—	20,559,210	$—
	34,174,260			34,174,260

NOTE 5 - REDEEMABLE CONVERTIBLE PREFERRED STOCK
In August 2019, the Company sold Series 1 Preferred Stock pursuant to the 2019 Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01, of which the Company has designated 1,517,500 shares as Series 1 redeemable convertible non-voting preferred stock, 350,000 shares as Series 2 redeemable convertible non-voting preferred stock and 250,000 shares as Series 3 redeemable convertible non-voting preferred stock. There were 452,000 shares of Series 1 Preferred Stock issued and outstanding as of both December 31, 2022 and December 31, 2021. The Series 1 Preferred Stock was issued together with warrants for a combined purchase price of $100.00 per share of Series 1 Preferred Stock and one warrant to purchase 10 shares of common stock. There were no shares converted during December 31, 2022 and December 31, 2021.

There were no shares of Series 2 or 3 Preferred Stock issued or outstanding as of December 31, 2021. The Series 2 and 3 Preferred Stock were cancelled during 2021 pursuant to the 2021 Securities Purchase Agreement.

As of December 31, 2022 and 2021, the Company classified the Series 1 preferred stock within mezzanine equity, as the Series 1 preferred stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent.

The Series 1 Preferred Stock is not currently redeemable and is only redeemable upon a fundamental change or, at the option of the holder, on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, if certain Conditions have not been met (described below) before that date.

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

A subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is necessary if it is probable that the instrument will become redeemable. The Company does not believe a fundamental change is considered probable until it occurs. However, as of December 31, 2022, the Company believes that it is probable that the Conditions will not be met before the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock. Therefore, the Company will prospectively accrete the Series 1 Preferred Stock to its redemption amount of $45.2 million over the future reporting periods until the earliest redemption date.

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

Liquidation

Until the applicable Transition Date, in the event of a liquidation, dissolution, winding up or deemed liquidation, holders of the Preferred Stock will receive a payment equal to the applicable per share purchase price of their Preferred Stock before any proceeds are distributed to the holders of Common Stock. The liquidation preferences, protective voting provisions and redemption rights of the Preferred Stock terminate upon the occurrence of certain events.

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

2019 Equity Incentive Plan

The 2019 Plan is designed to secure and retain the services of the Company’s employees and directors. The 2019 Plan is successor to and continuation of the 2014 Equity Incentive Plan, as amended, the (“2014 Plan”), and no additional awards may be issued from the 2014 Plan. Subject to adjustment for certain changes in the Company’s capitalization, the aggregate number of shares of common stock that may be issued under the 2019 Plan (the “Share Reserve”) will not exceed the sum of (i) 250,000 new shares, plus (ii) an additional 600,000 shares that were approved at the Company’s Special Meeting of Stockholders in January 2020, plus (iii) an additional 500,000 shares that were approved at the Company’s Annual meeting of Stockholders in June 2020, plus (iv) an additional 500,000 shares that were approved at the Company’s Annual Meeting of Stockholders in June 2021, plus (v) an additional 2,250,000 shares that were approved at the Company’s Annual meeting of Stockholders in June 2022 and plus (vi) the Prior Plans’ Returning Shares, as defined in the 2019 Plan documents, in an amount not to exceed 600,540 shares, including any stock award granted under the 2014 Plan, 2011 Stock Option Plan, as amended, or 2006 Stock Option Plan, as amended, that were outstanding as of the date the 2019 Plan were approved by the Company’s stockholders, as such shares become available from time to time.

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

At December 31, 2022 and 2021, outstanding awards were comprised of the following:

	December 31, 2022	December 31, 2021
Options	3,340,109	2,074,858
Inducement option awards	338,067	65,760
Restricted stock units	223,133	137,004
Inducement restricted stock units	—	500
Total outstanding awards	3,901,309	2,278,122

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

The fair value of the option grants has been estimated, with the following weighted-average assumptions:

	Year Ended
	December 31, 2022	December 31, 2021
Options granted	1,712,000	1,023,000
Weighted-average exercise price	1.39	2.80
Weighted-average grant date fair value	1.04	2.02
Assumptions:
Risk-free interest rate	2.98%	0.92%
Volatility	90%	90%
Expected life (years)	5.88	5.63
Expected dividend yield	—	—

Share-Based Compensation Activity

The following table summarizes the stock option activity for all stock plans during the year ended December 31, 2022 and 2021 as follows:

Options	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	1,510,968	$27.36	8.19	$379
Granted	1,023,000	$2.80
Exercised	—
Forfeited	(393,350)	$30.66
Balance at December 31, 2021	2,140,618	$15.01	8.48	$—
Granted	1,712,000	$1.39
Exercised	—
Forfeited	(174,442)	$10.41
Balance at December 31, 2022	3,678,176	$8.89	8.61	$—
Exercisable at December 31, 2022	1,599,680	$17.95	7.59	$—

There were no options exercised or cash received for the years ended December 31, 2022 and December 31, 2021.

The following table summarizes the options outstanding and exercisable at December 31, 2022:

Options Outstanding				Options Exercisable
Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Total Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$1.06 to $1.32	339,000	9.59	$1.15	—	0.00	$—
$1.33 to $1.50	1,325,000	9.62	$1.44	—	0.00	$—
$1.51 to $2.93	877,687	8.72	$2.57	531,350	8.68	$2.66
$2.94 to $3.88	524,000	7.99	$2.99	524,000	7.99	$2.99
$3.89 to $234.70	612,489	6.27	$43.38	544,330	6.15	$47.27
Total	3,678,176	8.61	$8.89	1,599,680	7.59	$17.95

The following table summarizes the stock award activity for all restricted stock units during the year ended December 31, 2022:

Awards	Outstanding Restricted Stock Awards and Units	Weighted-Average Grant Date Fair Value Per Share	Outstanding Aggregate Intrinsic Value (in thousands)	Total Fair Value of Restricted Awards Vested (in thousands)
Balance at December 31, 2020	129,861	$5.59	$458
Granted	136,626	$3.54
Vested	(126,477)	$5.05	$413	$659
Forfeited	(2,506)	$4.85
Balance at December 31, 2021	137,504	$4.06	$205
Granted	220,633	$1.13
Vested	(135,004)	$4.05	$207	$527
Forfeited	—	$—
Balance at December 31, 2022	223,133	$1.17	$161
2014 Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan, the “ESPP”, provides for eligible Company employees, as defined by the ESPP, to be given an opportunity to purchase the Company’s common stock at a discount, through payroll deductions, with stock purchases being made upon defined purchase dates. The ESPP authorizes the issuance of up to 55,000 shares of the Company’s common stock to participating employees and allows eligible employees to purchase shares of common stock at a 15% discount from the lesser of the grant date or purchase date fair market value. The ESPP has been suspended since December 2020. As of December 31, 2022, there were 18,488 shares available for issuance under the ESPP. There was no activity within the ESPP for the years ended December 31, 2022 and December 31, 2021.

Share-Based Compensation Expense
Share-based compensation expense by classification for December 31, 2022 and 2021 are as follows:

	Year Ended
(in thousands)	December 31, 2022	December 31, 2021
General and administrative	$1,328	$2,275
Research and development	1,281	1,164
Total	$2,609	$3,439

At December 31, 2022, total compensation cost not yet recognized was $2.4 million and the weighted-average period over which this amount is expected to be recognized is 1.68 years. The aggregate fair value of options and restricted shares vesting in the years ended December 31, 2022 and 2021 was $3.3 million and $4.3 million, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Co-Development and Co-Commercialization Agreement - Adaptimmune Therapeutics plc
On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement with and Adaptimmune Therapeutics plc (Adaptimmune) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Since we have stopped all development activity related to our product candidates, we are not currently performing any development efforts under this agreement. Under the Agreement, the parties agreed to evaluate the Company’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with Adaptimmune’s affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. Depending on results of the preclinical proof-of-concept phase, the parties expect to progress to a two-target co-development and co-commercialization phase. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts. In addition, as to covered therapies developed under the agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies. With respect to any joint commercialization of a covered therapy, the parties agreed to negotiate in good faith the commercially reasonable terms of a co-commercialization agreement. The parties also agreed that any such agreement shall provide for, among other things, equal sharing of the costs of any such joint commercialization and the calculation of profit shares as set forth in the Agreement. The Agreement will expire on a country-by-country basis once the parties cease commercialization of the T cell therapies covered by the Agreement, unless earlier terminated by either party for material breach, non-performance or cessation of development, bankruptcy/insolvency, or failure to progress to co-development phase.

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
The parties engaged in discovery in advance of the trial date set for March 13, 2023. On November 22, 2022, Bellicum filed a motion for summary judgment seeking an order from the Court that the undisputed material facts warranted a dismissal of Bellicum from the case. On February 9, 2023, the Court held a hearing on Bellicum’s motion for summary judgment, and granted the motion. Entry of the final judgment in favor of Bellicum and against the plaintiffs is pending.

NOTE 8 - INCOME TAXES
The reconciliation between federal income taxes at the statutory U.S. federal income tax rate and the Company’s income tax expense for the year is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Tax benefit at statutory rate	$(5,244)	$(2,038)
Stock based compensation	207	780
Offering issuance costs and changes in fair value of warrants and private placement option	(413)	(3,176)
Change in valuation allowance	6,066	4,718
Research and development credit	(585)	(288)
Other	(29)	4
Income tax expense	$2	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31, 2022 and 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets (liabilities):
Net operating loss carryforward	$104,707	$100,346
Stock compensation	3,838	3,541
Intangible assets	6,096	7,156
Section 174 expenses, net of amortization	1,639	—
Research and development credit	18,661	18,076
Other	63	(144)
Total deferred tax assets, net of deferred tax liabilities	135,004	128,975
Valuation allowance	(135,004)	(128,975)
Net deferred tax	$—	$—

Net operating loss carryforwards and research tax credits as of December 31, 2022 and 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
U.S. federal income tax net operating loss carryforwards	$498,607	$477,839
U.K. net operating loss carryforwards	$—	$—
U.S. federal research tax credits	$13,569	$12,985
Texas research tax credits	$5,091	$5,091
The Company has $277.4 million of U.S. federal net operating loss carryovers that have no expiration date and the remaining begin to expire in 2025. The U.S. Federal and state research credits will begin to expire in 2028 and 2034, respectively. No study has been performed on the research and development (R&D) credits and gross R&D credits in the amount of $18.7 million could be limited based on review by the Internal Revenue Service.
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
Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including NOL carryforwards, the Company has provided a 100% valuation allowance on its net deferred tax assets at December 31, 2022 and 2021. The changes in the valuation allowance were an increase of $6.0 million and an increase of $4.7 million for the years ended December 31, 2022 and 2021, respectively.
The Internal Revenue Code Section 174 requires that taxpayers capitalize and amortize R&D expenses that were previously eligible for immediate expensing, for tax years commencing after January 1, 2022. Under the Code, expenses incurred within the U.S. will be amortized over a five-year period beginning with the midpoint of the year in which the expenses were paid or incurred. The expenses that are required to be capitalized will include both the qualified expenses that go into calculating the R&D tax credit and the indirect costs that can be attributed to R&D activities. For the year ended December 31, 2022, the estimated Section 174 expenses, net of amortization, are $1.6 million.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and our Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed under the supervision of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
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
Under the supervision of and with the participation of our Principal Executive and Principal Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report since we intend to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or our Proxy Statement, with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and certain information to be included in our Proxy Statement is incorporated herein by reference.

ITEM 10.  Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our Proxy Statement as follows:

•The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors,”

•The information relating to our executive officers is to be included in the section entitled “Information about our Executive Officers,”

•The information relating to our audit committee and audit committee financial expert is to be included in the section entitled “Information Regarding the Board of Directors and Corporate Governance,” and

•If required, the information regarding delinquent reports under Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.

Such information is to be included in our Proxy Statement and is incorporated herein by reference.

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics Code is available on our website at www.bellicum.com. If we ever were to amend or waive any provision that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website, rather than by filing a Current Report on Form 8-K.

ITEM 11.  Executive Compensation
The information required by this item will be set forth in the section entitled “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans will be set forth in the section entitled “Equity Benefit Plans” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and in each case is incorporated herein by reference.
The information required by Item 201(d) of Regulation S-K will be set forth in the section entitled “Executive and Director Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item will be set forth in the sections entitled “Certain Relationships and Related Party Transactions” and “Election of Directors” in our Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the section entitled “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements.
The response to this portion of Item 15 is set forth under Part II, Item 8 of this Annual Report.
(a)(2) Financial Statement Schedules.
We have omitted these schedules because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto under Part II, Item 8 of this Annual Report.
(a)(3) Exhibits.
The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation, as amended by Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant and the Second Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant and the Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-k (File No. 001-36783), filed with the SEC on December 12, 2022).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 5, 2019).

3.3
Certificate of Designations, Preferences and Rights of Series 1 Redeemable Convertible Non-Voting Preferred Stock, Series 2 Redeemable Convertible Non-Voting Preferred Stock and Series 3 Redeemable Convertible Non-Voting Preferred Stock of Bellicum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

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

4.4	Form of Warrant issued in public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.5	Form of Warrant issued in private offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.6	Description of the Registrant’s Securities.

4.7
Securities Purchase Agreement, dated August 16, 2019, by and among the Company and the institutional investors named therein, (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.8	Form of pre-funded warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783) filed with the SEC on November 2, 2020).

4.9	Form of warrant to purchase common stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No.001-36783), filed with the SEC on November 2, 2020).

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
4.12
Securities Purchase Agreement dated December 4, 2021, by and among the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

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

10.4(A)+
Bellicum Pharmaceuticals, Inc. 2014 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with the SEC on May 5, 2019).

10.4(B)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(B) to the Registrant’s Annual Report on Form 10-K (Filed No. (001-3683), filed with the SEC on March 13, 2018).

10.4(C)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (with accelerated vesting) (incorporated by reference to Exhibit 10.4(C) to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2018).

10.4(D)+
Form of Restricted Stock Award Notice and Restricted Stock Award Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(D) to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2018).

10.4(E)+
Form of Restricted Stock Unit Notice and Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.4(E) to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2018).

10.4(F)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (Inducement Award)(incorporated by reference to Exhibit 10.4(F) to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2018).

10.4(G)+
Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (Non-Employee Director Form) (incorporated by reference to Exhibit 10.4(G) to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2018).

10.5(A)+	Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended.

10.5(B)+
Forms of stock option grant notice, stock option agreement and notice of exercise, and forms of restricted stock award notice and restricted stock award agreement under the Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5(B) to the Registrant's Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 24, 2022.

10.6+
Bellicum Pharmaceuticals, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-264939), filed with SEC on May 13, 2022).

10.8+
Incentive Award Program, as amended on February 19, 2018 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2018).

10.9+
Letter Agreement by and between the Registrant and Richard A. Fair, dated January 25, 2017 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2017).

10.15
Notice of Expansion of Licensed Field to Obtain Additional Exclusive Rights (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-200328), originally filed with the SEC on November 18, 2014).

10.16*
Amended and Restated License Agreement by and between the Registrant and ARIAD Pharmaceuticals, Inc., dated March 7, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with the SEC on November 5, 2020).

10.17*
Omnibus Amendment Agreement by and between Registrant and ARIAD Pharmaceuticals, Inc., dated October 3, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with the SEC on November 5, 2020).

Exhibit Number	Description

10.18*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated March 20, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with the SEC on November 5, 2020).

10.19*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, dated June 27, 2010 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with the SEC on November 5, 2020).

10.20*
Exclusive License Agreement by and between the Registrant and Baylor College of Medicine, effective November 1, 2014 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with SEC on November 5, 2020).

10.21*
License Agreement by and between the Registrant and BioVec Pharma, Inc., dated as of June 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36783), filed with the SEC on August 13, 2015).

10.22*
Exclusive License Agreement by and between the Registrant and Agensys, Inc., effective as of December 10, 2015 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 14, 2016).

10.23*
Co-Development and Co-Commercialisation Agreement by and between the Registrant and Adaptimmune Limited, effective as of December 16, 2016 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 13, 2017).

10.24*
Master Services Agreement Between The University of Texas M. D. Anderson Cancer Center and Bellicum Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 24, 2022).

10.25
Employment Agreement by and between the Registrant and Charity Scripture, dated as of November 3, 2021 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 24, 2022).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1#	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

+	Indicates management contract or compensatory plan.

*	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Registrant has determined that the information is not material and is the type that the Registrant treats as private or confidential.

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: March 31, 2023	By:	/s/ Richard A. Fair
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

Signature	Title	Date

/s/ Richard A. Fair	President, Chief Executive Officer and Director	March 31, 2023
Richard A. Fair	(Principal Executive Officer and Principal Financial Officer)

/s/ Charles S. Grass	Principal Accounting Officer	March 31, 2023
Charles S. Grass

/s/ Jon P. Stonehouse	Chairman of the Board of Directors	March 31, 2023
Jon P. Stonehouse

/s/ James M. Daly	Member of the Board of Directors	March 31, 2023
James M. Daly

/s/ Stephen R. Davis	Member of the Board of Directors	March 31, 2023
Stephen R. Davis

/s/ Reid M. Huber, Ph.D.	Member of the Board of Directors	March 31, 2023
Reid M. Huber, Ph.D.

/s/ Judith Klimovsky	Member of the Board of Directors	March 31, 2023
Judith Klimovsky