Form 10-K/A
period 2022-12-31
BELLICUM PHARMACEUTICALS, INC
filed 2023-04-28
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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
As of March 31, 2023, there were 9,046,298 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BELLICUM PHARMACEUTICALS, INC.
Form 10-K/A
For the Fiscal Year Ended December 31, 2022

EXPLANATORY NOTE

Bellicum Pharmaceuticals, Inc. (“the Company,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) for the principal purpose of including Part III that was to be incorporated by reference from its definitive proxy statement for the 2023 Annual Meeting of Stockholders. This Form 10-K/A amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K. In addition, the reference on the cover of the Form 10-K to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Form 10-K is hereby amended to delete that reference. In addition, Item 15 of Part IV of the Form 10-K is amended and restated in its entirety to file a new certification by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the Original Filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the consolidated financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors of the Registrant
Our six directors, their ages as of May 1, 2023, and their principal occupation and position currently held with Bellicum Pharmaceuticals, Inc, are as follows:

Name	Age	Position Held With Bellicum Pharmaceuticals, Inc.
Richard A. Fair	54	President and Chief Executive Officer, Director
James M. Daly	61	Director
Stephen R. Davis	62	Director
Reid M. Huber	51	Director
Judith Klimovsky	66	Director
Jon P. Stonehouse	63	Interim Chairman

Richard A. Fair has served as our President and Chief Executive Officer and a member of our Board since January 2017. From January 2014 to January 2017, Mr. Fair served as Senior Vice President, Therapeutic Head Oncology Global Product Strategy at Genentech, Inc., a biotechnology company that in 2009 was acquired and became a subsidiary of Roche Holding AG. From April 2006 to January 2014, Mr. Fair held other positions at Genentech, including Vice President, Global Product Strategy Hematology & Signaling, from November 2012 through December 2013, and Vice President, Sales & Marketing, Oral Oncolytics, from May 2010 to November 2012. Prior to Genentech, Mr. Fair held positions at Johnson & Johnson, a public pharmaceutical and medical device company. Since October 2018, Mr. Fair has served as a member of the board of directors of Clovis Oncology, Inc., a public biotechnology company. Mr. Fair received his B.S. in computer science from the University of Michigan and his MBA, with a dual concentration in finance and management, from Columbia University. Our Board believes that Mr. Fair’s background in the biotechnology and pharmaceutical industry, and extensive commercial and senior management experience qualify him to serve on our Board.

James M. Daly has served as a member of our Board since May 2016. Mr. Daly currently serves on the board of directors of four other public biopharmaceutical companies, including ACADIA Pharmaceuticals Inc., Halozyme Therapeutics Inc., argenx NL, and Madrigal Pharmaceuticals, Inc. Mr. Daly also served on the board of directors of Chimerix, Inc. from June 2014 to February 2020. From October 2012 to June 2015, Mr. Daly served as Executive Vice President and Chief Commercial Officer of Incyte Corporation, a public biotechnology company. From January 2002 to December 2011, Mr. Daly held various positions at Amgen, Inc., a public biopharmaceutical company, where he most recently served as Senior Vice President of North America Commercial Operations and Global Marketing/Commercial Development. Prior to his employment with Amgen, Mr. Daly served as Senior Vice President and General Manager of the Respiratory/Anti-infective business unit of GlaxoSmithKline, a public pharmaceutical company, where he was employed from June 1985 to December 2001. Mr. Daly received his B.S. in Pharmacy and an M.B.A. from the University at Buffalo, The State University of New York. Our Board believes that Mr. Daly’s extensive background in the pharmaceutical industry and experience as an executive and director at multiple public biopharmaceutical companies qualify him to serve on our Board. Importantly, our Board has considered Mr. Daly’s service on other boards as it relates to his capacity to fulfill his responsibilities to the Company and has found them to have no discernable impact. In 2022, Mr. Daly did not miss a meeting of our Board or a committee of our Board on which he serves, and our Board believes his contributions to the Company to be exceptional.

Stephen R. Davis has served as a member of our Board since July 2015. Mr. Davis has served as Chief Executive Officer and as a member of the board of directors of ACADIA Pharmaceuticals, Inc., a public biotechnology company, since September 2015. Previously, Mr. Davis served as ACADIA’s Executive Vice President, Chief Financial Officer and Chief Business Officer from July 2014 through March 2015. From June 2012 to June 2015, Mr. Davis served as a member of the board of directors of Heron Therapeutics, Inc., a public biotechnology company, where he also served as Executive Vice President and Chief Operating Officer from May 2013 to July 2014. From April 2010 to December 2012, Mr. Davis served as Executive Vice President and Chief Operating Officer of Ardea Biosciences, Inc., a public biotechnology company which was acquired by AstraZeneca PLC in June 2012. Earlier in his career, Mr. Davis practiced as a certified public accountant with a major accounting firm and as a corporate and securities attorney with a Wall Street law firm. Mr. Davis received his B.S. degree in accounting from Southern Nazarene University and his Juris Doctorate from Vanderbilt University. Our Board believes that Mr. Davis’ experience as an executive at various public biotechnology companies, his background in law, finance and accounting and his experience as a director at public biotechnology companies qualify him to serve on our Board.

Reid M. Huber, Ph.D., has served as a member of our Board since October 2014. Dr. Huber has served as a Partner at Third Rock Ventures, a healthcare venture firm, since December 2018, where he focuses on discovering, launching and building innovative, value-creating, product engine-focused companies across multiple therapeutic areas. From April 2014 to December 2018, Dr. Huber served as at Executive Vice President and Chief Scientific Officer at Incyte Corporation, a pharmaceutical company, where he led drug discovery research primarily in the area of hematology and oncology. From 2002 to 2014, Dr. Huber held various roles of increasing responsibility at Incyte. Prior to joining Incyte, Dr. Huber held scientific research positions at DuPont Pharmaceuticals and Bristol-

Myers Squibb from 1997 to 2002. Dr. Huber is currently a member of the board of directors of each of Tango Therapeutics, Terremoto Biosciences, Asher Biotherapeutics, and MOMA Therapeutics. Dr. Huber received his Ph.D. in molecular genetics from the Washington University School of Medicine and held pre- and post-doctoral fellowships at the National Institutes of Health. Our Board believes that Dr. Huber’s extensive background in the pharmaceutical industry and senior management experience qualify him to serve on our Board.

Judith Klimovsky, M.D., has served as a member of our Board since December 2018. Since February 2017, Dr. Klimovsky has served as the Executive Vice President & Chief Development Officer of Genmab A/S, a public international biotechnology company developing antibody therapeutics for cancer, where she leads the company’s product development efforts. Dr. Klimovsky previously held a number of senior positions at Novartis AG, a public international pharmaceutical company, including Senior Vice President, Head of Clinical Development from May 2015 to February 2017, Vice President, Global Program Head from April 2013 to April 2015, and Executive Medical Director from May 2009 to April 2013. Prior to joining Novartis, Dr. Klimovsky held successively senior positions at Bristol-Myers Squibb and Merck, where she led and contributed to the clinical development of key cancer drugs. Previously, Dr. Klimovsky served in various hematology clinical practice positions in Buenos Aires, Argentina. Dr. Klimovsky earned her M.D. from the Buenos Aires University School of Medicine. Our Board believes that Dr. Klimovsky brings extensive leadership experience in drug development, particularly in the areas of oncology and hematology that qualify her to serve on our Board.

Jon P. Stonehouse has served as a member of our Board since December 2014 and currently serves as interim Chairman of the Board. Since January 2007, Mr. Stonehouse has served as the Chief Executive Officer and a member of the Board of BioCryst Pharmaceuticals, Inc., a public biopharmaceutical company. Since July 2007, he has also served as President of BioCryst. From March 2002 to December 2006, Mr. Stonehouse served in various positions at Merck KGaA, a pharmaceutical company, including as Senior Vice President of Corporate Development from July 2002 to December 2006, and Vice President of Global Licensing and Business Development and Integration from March 2002 to December 2006. Since November 2008, Mr. Stonehouse has also served as a member of the Advisory Board of Precision Biosciences, Inc., a private biotechnology company. Mr. Stonehouse received his B.S. in Chemistry from the University of Minnesota. Our Board believes that Mr. Stonehouse’s management background, experience as a director at a public pharmaceutical company and extensive history as an advisory board member in the pharmaceutical industry qualify him to serve on our Board.

Board Diversity
The Board Diversity Matrix below provides certain self-identified information regarding the composition of our Board. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f) and related instructions.

Board Diversity Matrix (As of May 1, 2023)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	5
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx	1
Native Hawaiian or Pacific Islander
White		5
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Executive Officers
The following table sets forth information regarding our executive officers as of May 1, 2023:

Name	Age	Position Held With Bellicum Pharmaceuticals, Inc.
Richard A. Fair	54	President and Chief Executive Officer, Director
Charity D. Scripture, MS, PharmD	48	Chief Development Officer

Richard Fair has served as our President and Chief Executive Officer and a member of our Board since January 2017. For additional information regarding Mr. Fair’s industry experience and education, see above under “Directors of the Registrant.”

Charity Scripture, MS, PharmD, has served as our Chief Development Officer since December 2021. Prior to her appointment as our Chief Development Officer, Dr. Scripture served as Vice President, Business and Development Operations at ACELYRIN, Inc., a private biotechnology company, from November 2020 to November 2021. Dr. Scripture also served as our Senior Director, US and Global Medical Affairs from October 2018 to October 2019, and as our Vice President, Clinical & Medical Affairs on a full-time basis from November 2019 to December 2020 and on a part-time basis from January 2021 to November 2021. Dr. Scripture previously held clinical development leadership positions with Stemcentrx, Inc., a biotechnology company and an AbbVie subsidiary, from October 2016 to October 2018, and Pharmacyclics, Inc., a biopharmaceutical company (acquired by AbbVie in May 2015), from January 2015 to October 2016. Prior to AbbVie, Dr. Scripture held positions in clinical development and medical affairs at Amgen Inc., a public biopharmaceutical company, for approximately nine years. Prior to joining Amgen, Dr. Scripture was employed by Dartmouth-Hitchcock Medical Center, where she was involved with the clinical care of cancer patients. Dr. Scripture completed her post-doctoral fellowship in Clinical Pharmacology Drug Development at the National Cancer Institute. She holds a Pharm. D from University of North Carolina at Chapel Hill, a M.S. in Pharmacology and Toxicology from Dartmouth Medical School, and a B.S. in Biochemistry and Molecular Biology from Hamilton College.

Audit Committee

Our Audit Committee currently consists of three directors: Messrs. Davis (Chair) and Stonehouse and Dr. Huber. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at www.bellicum.com. The information on our website is not incorporated by reference into this Form 10-K/A. The Audit Committee of the Board was established by the Board in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions, including, among other things:

•evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
• reviewing, with our independent auditors and management, significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;
• reviewing with management and our independent auditors any earnings announcements and other public announcements regarding material developments;
• establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;
•preparing the report that the SEC requires in our annual proxy statement;
• reviewing and providing oversight of any related-party transactions in accordance with our related-party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
•reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are implemented;
•reviewing, on a periodic basis, our investment policy; and

•reviewing and evaluating, on an annual basis, the performance of the Audit Committee and the Audit Committee charter.
The Board reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act).

The Board has also determined that Messrs. Davis, Huber and Stonehouse each qualify as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of their respective levels of knowledge and experience based on a number of factors, including their respective formal education and previous and current experience in financial roles.

Compensation Committee

Our Compensation Committee currently consists of two directors: Messrs. Stonehouse (Chair) and Daly. All members of the Compensation Committee are independent as independence is currently defined in Rule 5605(d)(2)(A) of the Nasdaq listing standards and Rule 10C-1 of the Exchange Act. The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at www.bellicum.com. The information on our website is not incorporated by reference into this Form 10-K/A.
The Compensation Committee of the Board acts on behalf of the Board to review, adopt or recommend for adoption and oversee the Company’s compensation strategy, policies, plans and programs. For this purpose, the Compensation Committee performs several functions, including, among other things:
•reviewing, modifying and approving (or if it deems appropriate, making recommendations to the full Board regarding) our overall compensation strategy and policies;
•making recommendations to the full Board regarding the compensation and other terms of employment of our executive officers;
•reviewing and making recommendations to the full Board regarding performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•reviewing and approving (or if it deems it appropriate, making recommendations to the full Board regarding) the equity incentive plans, compensation plans and similar programs advisable for us, as well as modifying, amending or terminating existing plans and programs;
•evaluating risks associated with our compensation policies and practices and assessing whether risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us;
•reviewing and making recommendations to the full Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•establishing policies with respect to votes by our stockholders to approve executive compensation to the extent required by Section 14A of the Exchange Act and, if applicable, determining our recommendations regarding the frequency of advisory votes on executive compensation;
•reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•administering our equity incentive plans;
•establishing policies with respect to equity compensation arrangements;
•reviewing the competitiveness of our executive compensation programs and evaluating the effectiveness of our compensation policy and strategy in achieving expected benefits to us;
•reviewing and approving (or if it deems it appropriate, making recommendations to the full Board regarding) the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers;
•reviewing with management and approving our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement; and
•reviewing and evaluating, on an annual basis, the performance of the Compensation Committee and the Compensation Committee charter.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee currently consists of three directors: Dr. Huber (Chair), Dr. Klimovsky and Mr. Daly. All members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Board has adopted a written Nominating and Governance Committee charter that is available to stockholders on the Company’s website at www.bellicum.com. The information on our website is not incorporated by reference into this Form 10-K/A.
The Nominating and Governance Committee of the Board is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company consistent with criteria approved by the Board, reviewing and evaluating incumbent directors, selecting or recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for the Company.
The functions of this committee include, among other things:
•identifying, reviewing and evaluating candidates to serve on our Board;
•determining the minimum qualifications for service on our Board;
•evaluating director performance on the board and applicable committees of the board and determining whether continued service on our board is appropriate;
•evaluating, nominating and recommending individuals for membership on our Board;
•evaluating nominations by stockholders of candidates for election to our Board;
•considering and assessing the independence of members of our Board;
•developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;
•considering questions of possible conflicts of interest of directors as such questions arise; and
•reviewing and evaluating on an annual basis the performance of the Nominating and Governance Committee and the Nominating and Governance Committee charter.
Considerations in Evaluating Director Nominees

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements and having the highest personal integrity and ethics. The Nominating and Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Governance Committee typically considers skills, diversity and expertise and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability and taking into account our policy regarding diversity as set forth in our Corporate Governance Guidelines (discussed below). The Nominating and Governance Committee believes that it is essential that the Board members represent diverse viewpoints, and it therefore may consider such factors as diversity of gender, race, professional experience, and differences in viewpoints and skills.
In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote which we expect will typically be recommended to the full Board.
Stockholder Recommendations for Nominations to the Board of Directors

The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: Bellicum Pharmaceuticals, Inc., Attn: Corporate Secretary, 3730 Kirby Drive, Suite 1200, Houston, Texas 77098, no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. Submissions must include the name and address of the Company stockholder on whose behalf the submission is made; the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Finance Committee

Our Finance Committee currently consists of three directors: Mr. Daly (Chair), Dr. Huber and Dr. Klimovsky. The Finance Committee acts on behalf of the Board to, among other things, advise management on the Company’s business development, collaboration and financing arrangements and make recommendations to the Board with respect to such matters. Throughout 2022, the Finance Committee reviewed and assessed such matters, and provided related recommendations to the Board, on an as-needed basis but held no formal meetings.

Science Committee
Our Science Committee is currently composed of two directors: Drs. Huber (Chair) and Klimovsky. The Science Committee acts on behalf of the Board to, among other things, advise management from time to time upon request and make recommendations to the Board with respect to our research and development programs, technology and objectives.
Stockholder Communications with the Board Of Directors

The Company’s Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board may do so by sending written communications addressed to Bellicum Pharmaceuticals, Inc., Attn: Corporate Secretary, 3730 Kirby Drive, Suite 1200, Houston, Texas 77098. These communications will be reviewed by the Secretary of Bellicum, who will determine whether the communication is appropriate for presentation to the Board or the relevant director. The purpose of this screening is to allow the Board to avoid having to consider irrelevant or inappropriate communications (such as advertisements, solicitations and hostile communications).

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on the Company’s website at www.bellicum.com. The information on our website is not incorporated by reference into this Form 10-K/A. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines which provide a framework for the effective governance of the Company. The guidelines address matters such as board composition and selection, the respective roles and responsibilities of the Board and management, director orientation and education, director compensation, Board and committee administrative matters, Board access to management and use of outside advisors, annual review of our Chief Executive Officer’s performance, management succession planning and annual assessment of the performance of the Board, including its committees. The Nominating and Governance Committee is responsible for overseeing and periodically reviewing the Corporate Governance Guidelines, and recommending any proposed changes to the Board for approval. The Corporate Governance Guidelines are available on our website at www.bellicum.com on the “Corporate Governance” page of the section entitled “Investors & Media.” The information on our website is not incorporated by reference into this Form 10-K/A.

Diversity

Our Corporate Governance Guidelines provide that the Board should be diverse. Diversity includes, among other things, gender, sexual orientation, disability, age, ethnicity, business experience, functional expertise, stakeholder expectations, culture and geography. Our Board believes that diversity promotes the inclusion of different perspectives and ideas, and ensures that the Company has the opportunity to benefit from all available talent.

The Nominating and Governance Committee, in accordance with its charter, will annually assess the diversity of our Board in light of its needs, and our Board will review the Nominating Committee’s assessment, including the extent to which the current composition of our Board reflects a diverse mix of skills, experience, knowledge, backgrounds and personal qualities.

Our Board is committed to a merit-based system for its composition, which requires a diverse and inclusive culture where directors believe that their views are heard, their concerns are attended to and they serve in an environment where bias, discrimination and harassment on any matter are not tolerated. When identifying suitable candidates for appointment to our Board, the Nominating and Governance Committee and our Board will consider candidates on merit against objective criteria having due regard to the benefits of diversity (including gender and race) and the needs of our Board. Any search firm engaged to assist our Board or the Nominating and Governance Committee in identifying candidates for appointment to our Board shall be directed to include diverse candidates, and diverse candidates will be included in our Board’s evergreen list of potential Board nominees.

Limits on Board Memberships

Our Corporate Governance Guidelines require our directors to advise the chairperson of the Nominating and Governance Committee before accepting an invitation to serve on the board of directors or committee of another company. A director’s ability to fulfill their responsibilities as a member of our Board can be impaired by service on multiple other boards or board committees. Service on boards and board committees of other companies should be consistent with our conflict-of-interest policies. Non-employee directors should generally serve on no more than five other public company boards and on no more than three other public company audit committees, unless otherwise approved by our Board. In addition, non-employee directors who are serving as executive officers of other public companies should generally serve on no more than two other public company boards, unless otherwise approved by our Board.
Stock Ownership Guidelines
Our Corporate Governance Guidelines require each non-employee director to own shares of our common stock with a market value of at least three times the annual cash retainer payable to such director for service on our Board. Our Chief Executive Officer is required to own shares of our common stock with a market value of at least three times his annual base salary. Our other named executive officers are each required to own shares of our common stock with a market value of at least one times their annual base salary. Our directors and officers are required to meet these guidelines within five years of becoming subject to them.

Prohibitions On Hedging

Under the terms of our insider trading policy, none of our officers, directors, other employees or consultants may engage in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock at any time. In addition, none of our officers, directors, other employees or consultants may margin, or make any offer to margin, any shares of our stock, including without limitation, borrowing against such stock, at any time.

Independence of the Board Of Directors

As required under Nasdaq listing standards, a majority of the members of a listed company’s Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Davis, Daly and Stonehouse and Drs. Huber and Klimovsky. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with the Company. Mr. Fair is an executive officer of the Company, and therefore is not considered independent.

Board Leadership Structure

Jon P. Stonehouse currently serves as the Chairman of the Board, and, following his resignation, Mr. Stonehouse will serve as interim Chairman of the Board. The Chairman of the Board has authority, among other things, to call and preside over Board meetings, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we have a separate chair for each committee of the Board. The chairs of each committee are expected to report regularly to the Board on the activities of their committee in fulfilling their responsibilities as detailed in their respective charters or specify any shortcomings should that be the case. We also believe that having a separate Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of us and our stockholders. As a result, we believe that having a separate Chairman can enhance the effectiveness of the Board as a whole.

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors cybersecurity risk and compliance with legal and regulatory requirements. The Nominating and Governance Committee monitors the effectiveness of our corporate governance practices, including whether they are successful in preventing illegal or improper liability-creating conduct. The Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our only two executive officers during the years ended December 31, 2022 and 2021. We refer to these executive officers as our named executive officers.

Name and Principal Position	Year	Salary($)	Option Awards($)(1)	Non-Equity Incentive Plan Compensation($)(2)	All Other Compensation($)(3)	Total ($)
Richard A. Fair	2022	$602,147	$431,387	$337,804	$22,445	$1,393,783
President and Chief Executive Officer	2021	$600,686	$551,891	$293,924	$20,673	$1,467,174
Charity D. Scripture, MS, PharmD(4)	2022	$400,000	$269,617	$163,200	$1,823	$834,640
Chief Development Officer	2021	$157,633	$287,764	$67,575	$1,020	$513,992

(1)    In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during 2022 and 2021, as applicable, computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (ASC 718). Assumptions used in the calculation of these amounts are included in Note 6 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. For more information, see “—Change in Control Severance Benefits” below.
(2)    Amounts represent the sum of quarterly performance-based bonuses earned for 2021 and for 2022, respectively. For more information, see “—Bonus Opportunity” below.
(3)    Amounts reflect the following for 2022: for Mr. Fair, $19,833 for health insurance costs, $1,370 in cell phone and internet reimbursement costs and $1,242 for life insurance premiums; and for Dr. Scripture, $45 for health insurance costs, $1,370 in cell phone and internet reimbursement costs, and $408 for life insurance premiums. Amounts reflect the following for 2021: for Mr. Fair, $18,411 for health insurance costs, $1,020 in cell phone reimbursement costs and $1,242 for life insurance premiums; and for Dr. Scripture, $1,020 in cell phone reimbursement costs.
(4) Dr. Scripture became our Chief Development Officer in December 2021. She served as our Vice President, Clinical & Medical Affairs, from January 2021 to November 2021, during which time she was a part-time employee and not an executive officer.

Annual Base Salary
The compensation of our named executive officers is determined and approved by the Compensation Committee of our Board. The 2022 annual base salaries were as follows:

NAME	2022 BASE
Richard A. Fair	$602,147
Charity D. Scripture, MS, PharmD	$400,000

Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive performance-based cash bonuses. Beginning with the first quarter of 2021, the Compensation Committee implemented a quarterly bonus framework in lieu of traditional annual performance bonuses. The intent of the new framework was to tightly align performance-based bonuses to strong short-term execution in line with the Company’s long-term strategy. Under this new framework, the Compensation Committee approved three-year strategic Objectives and Key Results (“OKRs”) designed to maximize long-term value for our stockholders. Each quarter, our management proposes tactical OKRs for Compensation Committee review and approval reflecting the progress our management believes is necessary to achieve in that quarter to successfully deliver the three-year strategic OKRs. At the end of each quarter, the Compensation Committee evaluates management’s performance against each of these tactical quarterly OKRs and determines an overall level of achievement, expressed as a percentage. To determine a quarterly bonus payout, this percentage is then multiplied by the applicable annual target bonus percentage for each employee (as a percentage of base salary). For 2022, the annual target bonus percentage of base salary was 55% for Mr. Fair; and the annual target bonus percentage of base salary was 40% for Dr. Scripture.

For 2022, the Compensation Committee approved OKRs related to:
•BPX-601 – Patient enrollment and clinical trial execution, including mitigation of national fludarabine shortage; clinical trial site activation; clinical trial modification to enable rimiducid dose optimization; and completion of certain cell and virus CMC and regulatory activities necessary to maintain supply and prepare for late-stage trials
•BPX-603 – Clinical trial site selection and activation; patient enrollment; and clinical trial modification to facilitate enrollment by enabling apheresis of patients prior to treatment with approved HER2-directed therapies
•Rimiducid – Process development and characterization activities to prepare for late-stage trials and potential future regulatory approvals; completion of initial steps in production of a new lot of Drug Substance; completion of initial activities to develop an alternative formulation of rimiducid

Based on the Compensation Committee’s evaluation of our performance, which included enrollment and analysis of interim results of BPX-601 in metastatic castration-resistant prostate cancer patients presented at the ASCO Genitourinary Cancers Symposium in February, 2023; alignment with FDA via Type C meeting on certain CMC plans for BPX-601; clinical trial modifications to enable rimiducid dose optimization in the BPX-601 trial and proactive apheresis of BPX-603 patients in earlier lines of treatment; activation of seven new clinical trial sites; extension of an existing manufacturing agreement with cell therapy CDMO; technical improvements in rimiducid manufacturing processes; and identification of several rimiducid subcutaneous formulation candidates, the % of target bonus achieved was: 75% for the first quarter; 131.25% for the second quarter; 123.75% for the third quarter; and 78% for the fourth quarter.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests with those of our employees and consultants, including our named executive officers. Our Board or the Compensation Committee approves equity grants. Vesting of equity awards is generally tied to continuous service with us and serves as an additional retention measure. Our executives as well as our other employees, generally are awarded an initial new hire grant upon commencement of employment. Additional grants may occur periodically in order to specifically incentivize employees, including our executives with respect to achieving certain corporate goals or to reward such employees for exceptional performance.

Prior to the adoption of our 2019 Equity Incentive Plan (“2019 Plan”), we granted all equity awards pursuant to our 2014 Equity Incentive Plan (the “2014 Plan”). Upon and following the adoption of the 2019 Plan, all equity awards are granted under the 2019 Plan. We have primarily granted equity awards in the form of stock options and restricted stock unit awards. All options are granted with a per share exercise price no less than the fair market value of a share of our common stock on the date of the grant of such award, as determined by our Board or the Compensation Committee. Generally, our stock option and restricted stock unit awards vest over a four-year period subject to the holder’s continuous service to us.

For 2022, the Compensation Committee determined that equity grants for our named executive officers should consist of stock options, which the Compensation Committee believes continue to be a key tool in serving to align the interests of our executive officers and our stockholders; stock options are inherently performance based, and automatically link executive pay to stockholder return, as the value realized, if any, by the executive from an award of stock options is dependent upon, and directly proportionate to, appreciation in stock price. Executives will only receive value from the stock option awards if the price of our common stock increases above the price at time of grant and remains above as the stock options continue to vest. Stock options also do not have downside protection, and the awards will not provide value to the holder when the stock price is below the exercise price.

As part of the Company’s annual equity compensation review, in August 2022 Mr. Fair received an option to purchase 400,000 shares of our common stock and Dr. Scripture received an option to purchase 250,000 shares of our common stock. The options were granted at a per share exercise price of $1.44, equal to the fair market value on the date of grant, and vest as follows: one third of the shares subject to the stock options will vest and become exercisable on August 15, 2023, and the remaining shares subject to the stock options will vest and become exercisable in 24 equal monthly installments thereafter, subject to their continued service with us.

Agreements with our Named Executive Officers

Below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “—Potential Payments Upon Termination or Change in Control” below.

Richard Fair. We entered into an employment agreement with Mr. Fair in January 2017 that governs the terms of his employment with us, under which Mr. Fair’s base salary and annual target performance bonus are periodically reviewed and adjusted by the Compensation Committee from time to time. The employment agreement also provides that Mr. Fair is eligible to receive certain severance benefits, the terms of which are described below under “—Change in Control Severance Benefits.”

Charity D. Scripture, MS, PharmD. We entered into an amended and restated employment agreement with Dr. Scripture which became effective in December 2021that governs the terms of her employment with us, under which Dr. Scripture’s base salary and annual target performance bonus are periodically reviewed and adjusted by the Compensation Committee from time to time. The amended and restated employment agreement also provides that Dr. Scripture is eligible to receive certain severance benefits, the terms of which are described below under “—Change in Control Severance Benefits.”

Change in Control Severance Benefits

Regardless of the manner in which a named executive officer’s service terminates, the named executive officers are entitled to receive amounts earned during their term of service. Each of our named executive officers holds equity awards under our equity incentive plans that were granted subject to the general terms of our equity incentive plans and form of award agreements. A description of the termination and change of control provisions in such equity incentive plans and awards granted thereunder is provided below under “—Equity Benefit Plans” and the specific vesting terms of each named executive officer’s awards are described below under “-Outstanding Equity Awards at Fiscal Year-End.”

Mr. Fair. Under the terms of Mr. Fair’s employment agreement, Mr. Fair’s employment is “at will” and may be terminated at any time. Under his employment agreement, upon a termination without “cause” or resignation for “good reason” (each as defined below), Mr. Fair is eligible to receive payments equal to his base salary for 12 months, COBRA premium payments for 12 months and a lump sum payment equal to his pro-rated target annual performance bonus. If such termination without cause or resignation for good reason occurs immediately prior to, on or within the 12 months following a change of control (as defined in the 2014 Plan), instead of the benefits described above, Mr. Fair will be eligible to receive (1) continued base salary payments and COBRA premium payments for 12 months, (2) a lump sum payment equal to his full target bonus for the year of termination, and (3) full vesting acceleration of all outstanding equity awards that are subject to time-based vesting. All severance benefits under the employment agreement are contingent upon Mr. Fair executing an effective release and waiver of claims against us as well as complying with certain other post-termination obligations to us.

Dr. Scripture. Under the terms of Dr. Scripture’s amended and restated employment agreement, Dr. Scripture’s employment is “at will” and may be terminated at any time. Under her amended and restated employment agreement, upon a termination without “cause” (as defined below), Dr. Scripture is eligible to receive payments equal to her base salary for 12 months and a lump sum payment equal to her pro-rated target annual performance bonus. If such termination without cause occurs immediately prior to, on or within the 12 months following a change of control (as defined in the 2019 Plan), instead of the benefits described above, Dr. Scripture will be eligible to receive (1) continued base salary payments for 12 months, (2) a lump sum payment equal to her full target bonus for the year of termination, and (3) full vesting acceleration of all outstanding equity awards that are subject to time-based vesting. In April 2023, the Compensation Committee approved providing Dr. Scripture with COBRA premium payments for 12 months as an additional severance benefit in connection with regular and change of control severance scenarios. All severance benefits under the employment agreement are contingent upon Dr. Scripture executing an effective release and waiver of claims against us as well as complying with certain other post-termination obligations to us.
For purposes of Mr. Fair’s employment agreement and Dr. Scripture’s amended and restated employment agreement, “cause” generally means the occurrence of any of the following events, conditions or actions with respect to the executive: (1) willful misconduct that is demonstrably and materially injurious to our reputation, financial condition, or business relationships; (2) failure to attempt in good faith to follow the legal written direction of our Board (or for Dr. Scripture our Chief Executive Officer); (3) failure to attempt in good faith to perform the executive’s duties (other than any such failure resulting from incapacity due to physical or mental illness) after receiving a written demand for substantial performance from our Board (or for Dr. Scripture, our Chief Executive Officer); (4) conviction of, indictment for, or a plea of guilty or nolo contendere to, a felony or any crime involving dishonesty, fraud or moral turpitude; (5) dishonesty with regard to us or in the performance of his duties under the employment agreement, which in either case has a material adverse effect on us; (6) material breach of executive’s agreement unless corrected within ten days of written notification of such breach from us; or (7) failure to comply in any material respect with our policies and/or procedures, unless corrected within 10 days of written notification to the executive of such breach.

For purposes of Mr. Fair’s employment agreement, “good reason” generally means the following events, conditions or actions taken by us with respect to the executive without the executive’s written consent: (1) a material reduction in base salary; (2) a material reduction in the executive’s authority, duties or responsibilities; (3) a relocation of the executive’s principal place of employment to a place that increases the executive’s one-way commute by more than 50 miles; or (4) our material breach of any material provision of the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2022. We did not materially modify any outstanding equity award held by our named executive officers in 2022.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(2)	Option Expiration Date
Richard A. Fair	1/30/2017	50,000		—	118.70	1/29/2027
	1/2/2018	22,500		—	92.30	1/1/2028
	7/2/2018	22,499		—	77.20	7/1/2028
	2/1/2019	29,375		625	33.50	1/31/2029
	6/11/2019	29,374		625	18.70	6/10/2029
	2/3/2020	89,040		36,659	13.60	2/2/2030
	12/15/2020	286,000	(3)	—	2.97	12/14/2030
	8/16/2021	176,666	(4)	88,334	2.88	8/15/2031
	8/15/2022	—	(5)	400,000	1.44	8/15/2032

Charity D. Scripture, MS, PharmD	11/1/2018	2,500		—	44.10	11/1/2028
	2/3/2020	13,671		5,628	13.60	2/2/2030
	8/3/2020	20,000	(6)	—	7.13	8/2/2030
	12/15/2020	35,000	(7)	—	2.97	12/14/2030
	8/16/2021	33,333	(8)	16,667	2.88	8/15/2031
	12/1/2021	75,000	(9)	75,000	1.73	11/30/2031
	8/15/2022	—	(10)	250,000	1.44	8/15/2032

(1)    Equity awards granted after June 13, 2019 were granted under the 2019 Plan, and all other equity awards were granted under the 2014 Plan.
(2)    All of the option awards were granted with a per share price not less than the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board. Unless otherwise noted, all stock awards granted provide for the following “standard” vesting schedule: 25% of the shares subject to the option vest on the 12-month anniversary of the grant date and 1/36th of the remaining shares subject to the option vest in equal monthly installments over the next three years thereafter subject to the officer’s continued service to us.
(3)    On December 15, 2020, Mr. Fair received an option to purchase 286,000 shares of our common stock. The option vests as follows: 50% of the shares subject to the stock option vested and became exercisable on December 15, 2021, and the remaining shares subject to the stock option vest and become exercisable in 12 equal monthly installments thereafter, subject to his continued service with us.
(4)    On August 16, 2021, Mr. Fair received an option to purchase 265,000 shares of our common stock. The option vests as follows: 50% of the shares subject to the stock option vest and become exercisable on August 16, 2022, and the remaining shares subject to the stock option vest and become exercisable in 12 equal monthly installments thereafter, subject to his continued service with us.
(5)    On August 15, 2022, Mr. Fair received an option to purchase 400,000 shares of our common stock. The option vests as follows: 33% of the shares subject to the stock option vest and become exercisable on August 15, 2023, and the remaining shares subject to the stock option vest and become exercisable in 24 equal monthly installments thereafter, subject to his continued service with us.
(6) On August 3, 2020, Dr. Scripture received an option to purchase 20,000 shares of our common stock. The option vests as follows: 100% of the shares subject to the stock option vested and became exercisable on August 3, 2021.
(7)    On December 15, 2020, Dr. Scripture received an option to purchase 35,000 shares of our common stock. The option vests as follows: 50% of the shares subject to the stock option vested and became exercisable on December 15, 2021, and the remaining shares subject to the stock option vest and become exercisable in 12 equal monthly installments thereafter, subject to her continued service with us.

(8)    On August 16, 2021, Dr. Scripture received an option to purchase 50,000 shares of our common stock. The option vests as follows: 50% of the shares subject to the stock option vest and become exercisable on August 16, 2022, and the remaining shares subject to the stock option vest and become exercisable in 12 equal monthly installments thereafter, subject to her continued service with us.
(9)    On December 1, 2021, Dr. Scripture received an option to purchase 150,000 shares of our common stock. The option vests as follows: 50% of the shares subject to the stock option vest and become exercisable on December 1, 2022, and the remaining shares subject to the stock option vest and become exercisable in 12 equal monthly installments thereafter, subject to her continued service with us.
(10)    On August 15, 2022, Dr. Scripture received an option to purchase 250,000 shares of our common stock. The option vests as follows: 33% of the shares subject to the stock option vest and become exercisable on August 15, 2023, and the remaining shares subject to the stock option vest and become exercisable in 24 equal monthly installments thereafter, subject to her continued service with us.
Perquisites Health, Welfare and Retirement Benefits

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, accidental death and dismemberment insurance for all of our employees, including our employee named executive officers. In addition, we provide a 401(k) plan to our employees, including our employee named executive officers, as discussed in the section below entitled “401(k) Plan.”

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our named executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The plan provides that each participant may contribute 100% of his or her eligible compensation up to the statutory limit, which was $19,500 for calendar year 2021. Participants that are 50 years or older can also make “catch-up” contributions, which in calendar year 2021 was up to an additional $6,500 above the statutory limit. We may also elect to provide for discretionary profit-sharing contributions, but we did not provide any such contributions in 2021. The 401(k) plan currently does not offer the ability to invest in our securities.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Clawback Policy

We have adopted a clawback policy applicable to our executive officers that became effective in June 2019. Under our clawback policy, if we are required to prepare an accounting restatement for any fiscal quarter or year due to material noncompliance with a financial reporting requirement, and our Compensation Committee determines that an officer’s misconduct contributed to such material noncompliance, our Compensation Committee may seek to recover, within the twelve month period following the date on which we were required to prepare the accounting restatement, certain incentive compensation (or gains from the sale of shares acquired pursuant to an equity award) from such officer. Incentive compensation for purposes of this policy means an officer’s stock option, restricted stock unit or other equity-based compensation that was granted, earned or vested based in whole or in part on the attainment of a financial reporting measure. Our Compensation Committee intends to revisit our clawback policy after the SEC adopts final rules implementing the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Non-Employee Director Compensation
The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of all of our non-employee directors:

Name(1)	Fees Earned or Paid in Cash	Option Awards(2)(3)	Stock Awards(2)(4)	Total
James Daly	—	$12,347	$39,643	$51,990
Stephen Davis	—	$12,347	$49,042	$61,389
Reid M. Huber, Ph.D.	—	$12,347	$52,533	$64,880
Judith Klimovsky, M.D.	—	$12,347	$39,643	$51,990
Jon P. Stonehouse	$1,088	$12,347	$68,455	$81,890

(1)    Mr. Fair did not earn compensation during 2022 for his services on the Board. Mr. Fair’s compensation is reflected in the “—Summary Compensation Table” above.
(2)    Amounts listed represent the aggregate grant date fair value of option awards and restricted stock unit awards granted during 2021 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 7 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. These amounts do not reflect the actual economic value that will be realized by the non-employee director upon vesting of the awards, the exercise of the stock options, or the sale of the common stock underlying such awards. As of December 31, 2022, each non-employee director held stock options and restricted stock units (“RSUs”) to purchase the following numbers of shares of our common stock: Mr. Daly held options to purchase 35,583 shares of our common stock and RSUs covering 35,082 shares of our common stock; Mr. Davis held options to purchase 36,416 shares of our common stock and RSUs covering 43,400 shares of our common stock; Dr. Huber held options to purchase 36,852 shares of our common stock and RSUs covering 46,489 shares of our common stock; Dr. Klimovsky held options to purchase 36,750 shares of our common stock and RSUs covering 35,082 shares of our common stock; Mr. Stonehouse held options to purchase 36,852 shares of our common stock and RSUs covering 60,580 shares of our common stock;
(3)    Reflects an annual option grant to purchase 15,000 shares of our common stock in 2022 granted to each of our directors pursuant to our non-employee director compensation policy.
(4)    Reflects restricted stock unit awards granted to our non-employee directors in lieu of cash compensation, pursuant to our non-employee director compensation policy.
Our Board maintains a non-employee director compensation policy that is applicable to all of our directors who are not serving as our employees or consultants (other than solely as a result of serving on our Board). This compensation policy, as in effect in 2022, provided that each director not also serving as an employee of the Company will receive the following compensation for service on our Board as set forth below:

•an annual cash retainer of $40,000;
•an additional annual cash retainer of $30,000 for service as chairman of the Board;
•an additional annual cash retainer of $15,000 for service as our lead independent director;
•an additional annual cash retainer of $7,500, $5,000, $5,000, $5,000, and $3,500 for service as a member of the Audit Committee, Compensation Committee, Science Committee, Finance Committee, and the Nominating and Governance Committee, respectively;
•an additional annual cash retainer of $7,500, $5,000, $5,000, $5,000 and $4,000 for service as chairman of the Audit Committee, Compensation Committee, Science Committee, Finance Committee, and the Nominating and Governance Committee, respectively;
•an additional per-meeting attendance fee of $1,000, not to exceed $7,000 annually, to non-employee members of the Science Committee for each meeting held in excess of five meetings per year;
• an initial option grant to purchase 13,000 shares of our common stock on the date of each new non-employee director’s appointment to our Board, one-third of which shares vest on the one-year anniversary of the grant and the remaining shares vesting monthly over a two-year period thereafter; and
• an annual option grant to purchase 15,000 shares of our common stock on the date of each of our annual stockholder meetings, vesting in full on the one-year anniversary of the date of grant.

Each of the initial and annual option grants described above will vest as described above, and become exercisable, subject to the director’s continuous service with us, provided that each option will vest in full upon a change in control (as defined in the 2019 Plan). The term of each option will be 10 years, subject to earlier termination as provided in the 2019 Plan, except that the post-termination exercise period will be for 12 months from the date of termination, if such termination is other than for cause or due to death or disability.

Commencing on January 1, 2021, in lieu of the cash compensation described above (other than the per-meeting attendance fee for Science Committee), each director not also serving as an employee of the Company (each, an “Eligible Director”) instead received a restricted stock unit award (each a “Retainer Grant”). The Retainer Grant shall be automatically granted to each Eligible Director on January 1 of each year (or if such date is not a market trading day, the first market trading day thereafter) or, if later, on the date of the Eligible Director’s initial election to the Board (or if such date is not a market trading day, the first market trading day thereafter), and will cover a number of shares of Company common stock equal to (1) the aggregate amount of annual cash compensation otherwise payable to such Eligible Director for the upcoming calendar year divided by (2) VWAP (as defined below) over a 30 calendar day period ending on the last trading day before the date of grant, rounded down to the nearest whole share. The Retainer Grant will vest in full upon the one year anniversary of the date of grant, subject to the Eligible Director’s Continuous Service (as defined in the 2019 Plan) through each such vesting date and will vest in full upon a Change in Control (as defined in the 2019 Plan). “VWAP” means, for any trading day, the per share volume-weighted average price of the Company’s common stock on Nasdaq, in respect of the period from the scheduled open of trading until the scheduled close of trading of the primary trading session of Nasdaq on such trading day (or if such volume-weighted average price is unavailable, the market value of one share of our common stock on such trading day determined, using a volume-weighted average method, by a nationally recognized independent investment banking firm retained for this purpose by us). The VWAP for any given trading day will be determined without regard to pre-market hours or after-hours trading or any other trading outside of the regular trading session trading hours.

Effective in April 2022, based on information provided by Radford, including equity compensation metrics for our peer companies, the Compensation Committee approved an amendment to this compensation policy to provide that new non-employee directors shall receive an initial option grant to purchase 30,000 shares of our common stock effective on the date of their appointment to our Board, and our existing non-employee directors shall receive an annual option grant to purchase 15,000 shares of our common stock on the date of each of our annual stockholder meetings.

In November 2021, our Board unanimously approved a temporary suspension of all compensation for service on our Board and committees with respect to the 2022 fiscal year. In August 2022, the Compensation Committee approved ending such temporary suspension and granting to the non-employee directors that number of RSUs equal to the aggregate amount of annual cash compensation for 2022 otherwise payable to such director pursuant to the compensation policy divided by the VWAP of our common stock over a 30 calendar day period ending on the last trading day before the grant date, rounded down to the nearest whole share. The grant date for such RSU grants was September 1, 2022.

We have not historically paid cash or equity compensation to directors who are also our employees for their service on our Board. We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board and committees of our Board.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock within 60 days of March 31, 2023 by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 9,046,298 shares outstanding on March 31, 2023, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is care of: Bellicum Pharmaceuticals, Inc., 3730 Kirby Drive, Ste. 1200, Houston, Texas 77098.

	Beneficial Ownership
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Greater than 5% stockholders
Armistice Capital, LLC(1) 510 Madison Avenue, 7th Floor New York, New York 10022	955,995	10.57%
Named Executive Officers and Directors
Richard A. Fair(2)	788,020	8.02%
Charity D. Scripture, MS, PharmD(3)	237,768	*
James M. Daly, Director(4)	34,960	*
Stephen Davis, Director(5)	40,131	*
Reid M. Huber, Ph.D., Director(6)	41,346	*
Judith Klimovsky, Director(7)	36,352	*
Jon P. Stonehouse, Director(8)	43,906	*
All executive officers and directors as a group (7 persons)	1,222,483	12.07%

*    Less than one percent.
(1)    Based solely upon a Schedule 13G filed with the SEC on February 14, 2023 jointly by Armistice Capital, LLC, and Steven Boyd. Armistice Capital Master Fund Ltd., a Cayman Islands exempted company that is an investment advisory client of Armistice Capital, LLC, has the right to receive dividends from, or the proceeds from the sale of, the reported securities.
(2)    Consists of (i) 13,012 shares of common stock and (ii) 775,008 shares of common stock subject to options exercisable by Mr. Fair within 60 days of March 31, 2023.

(3)    Consists of (i) 14,587 shares of common stock and (ii) 223,181 shares of common stock subject to options exercisable by Dr. Scripture within 60 days of March 31, 2023.
(4)    Consists of (i) 14,377 shares of common stock and (ii) 20,583 shares of common stock subject to options exercisable by Mr. Daly within 60 days of March 31, 2023.
(5)    Consists of (i) 18,715 shares of common stock and (ii) 21,416 shares of common stock subject to options exercisable by Mr. Davis within 60 days of March 31, 2023.
(6)    Consists of (i) 19,494 shares of common stock and (ii) 21,852 shares of common stock subject to options exercisable by Dr. Huber within 60 days of March 31, 2023.
(7)    Consists of (i) 14,602 shares of common stock and (ii) 21,750 shares of common stock subject to options exercisable by Dr. Klimovsky within 60 days of March 31, 2023.
(8)    Consists of (i) 22,504 shares of common stock and (ii) 21,852 shares of common stock subject to options exercisable by Mr. Stonehouse within 60 days of March 31, 2023.
Equity Compensation Plan Information
The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,563,242	(1)	$8.89	(2)	727,652	(3)
Equity compensation plans not approved by security holders	338,567	(4)	$8.89	(2)	44,133
Total	3,901,809				771,785

(1)    Includes 223,133 shares of common stock issuable upon the vesting of outstanding restricted stock units.
(2)    The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding restricted stock units, which have no exercise price.
(3)    Includes 18,488 shares of common stock available for future issuance under the 2014 Employee Stock Purchase Program, or 2014 ESPP. Effective in December 2020, the 2014 ESPP was suspended indefinitely.
(4)    Includes 500 shares of common stock issuable upon the vesting of outstanding restricted stock units. Reflects awards granted as inducement awards under the 2019 Plan and 2014 Plan.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence

Related-Person Transactions Policy and Procedures

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of our Board) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee or another independent body of our Board takes into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;
•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the terms of the transaction;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Director Independence

Our common stock is listed on the Nasdaq Capital Market. Under the rules of the Nasdaq Stock Market, independent directors must constitute a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating and Corporate Governance Committees must be an “independent director.” Under the rules of the Nasdaq Stock Market, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, Compensation Committee members must not have a relationship with the listed company that is material to the director’s ability to be independent from management in connection with the duties of a Compensation Committee member.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors or any other Board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board of Directors determined that all of our directors except Mr. Fair, representing one of our six directors, are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each directors’ business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each non-employee director and any affiliates.

ITEM 14.  Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2022, and December 31, 2021, by Ernst & Young, the Company’s independent registered public accounting firm.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2022	December 31, 2021
Audit Fees(1)	$416,093	$332,312
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	—	—
Total Fees	$416,093	$332,312

(1)    Audit Fees consist of fees billed for professional services by Ernst & Young LLP for audit and quarterly review of our financial statements and review of our registration statements and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)    All Other Fees consist of fees billed for the Company’s subscription to an Ernst & Young LLP online service used for accounting research purposes.
All fees described above were pre-approved by the Audit Committee.
In connection with the audit of the 2019 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP that sets forth the terms by which Ernst & Young LLP will perform audit services for the Company.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV
ITEM 15. Exhibit and Financial Statement Schedules
(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8. “Financial Statements and Supplementary Data” as part of the Original Filing.

(a)(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 23, 2014).

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

4.4	Form of Warrant issued in public offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.5	Form of Warrant issued in private offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on August 19, 2019).

4.6	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 31, 2023).

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

4.1
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

10.5(A)+
Bellicum Pharmaceuticals, Inc. 2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5(A) to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 31, 2023).

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 31, 2023).

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 31, 2023).

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1#
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 31, 2023).

31.2#	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1#
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-36783), filed with the SEC on March 31, 2023).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation
____
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

Bellicum Pharmaceuticals, Inc.

Date: April 28, 2023	By:	/s/ Richard A. Fair
Richard A. Fair President and Chief Executive Officer