Form 10-Q
period 2023-03-31
BELLICUM PHARMACEUTICALS, INC
filed 2023-05-11
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of May 9, 2023, there were 9,496,298 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the three months ended March 31, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION		21

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

SIGNATURES		46

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,402	$21,837
Accounts receivable, interest and other receivables	8	—
Prepaid expenses and other current assets	1,826	1,964
Total current assets	17,236	23,801
Property and equipment, net	24	22
Total assets	$17,260	$23,823
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,226	$486
Accrued expenses and other current liabilities	3,255	2,477
Warrant derivative liability	235	809
Total liabilities	4,716	3,772
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value, 1,517,500 shares authorized at March 31, 2023 and December 31, 2022, 452,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	22,564	18,036
Stockholders’ equity:
Common stock, $0.01 par value; 160,000,000 shares authorized at March 31, 2023 and December 31, 2022, 9,114,044 shares issued and 9,046,298 shares outstanding at March 31, 2023; 8,682,447 shares issued and 8,614,701 shares outstanding at December 31, 2022	91	87
Treasury stock: 67,746 shares held at March 31, 2023 and December 31, 2022	(5,056)	(5,056)
Additional paid-in capital	578,790	582,763
Accumulated other comprehensive loss	(354)	(354)
Accumulated deficit	(583,491)	(575,425)
Total stockholders’ (deficit) equity	(10,020)	2,015
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$17,260	$23,823

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue-supply agreement	$8	$—
Operating expenses
Research and development	7,216	4,486
General and administrative	1,437	1,453
Total operating expenses	8,653	5,939
Loss from operations	(8,645)	(5,939)
Other income (expense):
Interest income	5	14
Change in fair value of warrant derivative liability	574	(1,637)
Total other income (expense)	579	(1,623)
Net loss	$(8,066)	$(7,562)
Net loss attributable to common shareholders	(8,066)	(7,562)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.26)	$(0.25)

Weighted-average shares outstanding, basic and diluted	30,833,779	30,819,578

Net loss	$(8,066)	$(7,562)
Other comprehensive loss:
Foreign currency translation adjustment	—	(3)
Comprehensive loss	$(8,066)	$(7,565)

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2023
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	452,000	$18,036	8,682,447	$87	(67,746)	$(5,056)	$582,763	$(575,425)	$(354)	$2,015
Share-based compensation	—	$—	—	$—	—	$—	$559	$—	$—	$559
Issuance of common stock upon vesting of restricted stock units	—	—	1,597	—	—	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	430,000	4	—	—	(4)	—	—	—
Accretion of Series 1 preferred stock redemption	—	4,528	—	—	—	—	(4,528)	—	—	(4,528)
Comprehensive loss	—	—	—	—	—	—	—	(8,066)	—	(8,066)
Balance, March 31, 2023	452,000	$22,564	9,114,044	$91	(67,746)	$(5,056)	$578,790	$(583,491)	$(354)	$(10,020)

Three months ended March 31, 2022
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	—	—	—	—	—	599	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	122,928	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,562)	(3)	(7,565)
Balance, March 31, 2022	452,000	$18,036	8,676,903	$87	(67,746)	$(5,056)	$580,753	$(558,014)	$(341)	$17,429

See accompanying notes, which are an integral part of these unaudited consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,066)	$(7,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	559	599
Depreciation and amortization expense	3	5
Change in fair value of warrant derivative and private placement option liabilities	(574)	1,637
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(8)	(2)
Prepaid expenses and other assets	138	(674)
Accounts payable	740	122
Accrued liabilities and other	778	(502)
Net cash used in operating activities	(6,430)	(6,377)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(7)
Net cash used in investing activities	(5)	(7)
Effect of exchange rate changes on cash	—	(3)
Net change in cash, cash equivalents, and restricted cash	(6,435)	(6,387)
Cash, cash equivalents and restricted cash at beginning of period	21,837	47,657
Cash, cash equivalents and restricted cash at end of period	$15,402	$41,270

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

Bellicum has two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Pharma GmbH, a private limited liability company organized under German law. Both were formed for the purpose of developing product candidates in Europe. As of March 31, 2023, Bellicum Pharma Limited was in the process of liquidation. Bellicum, Bellicum Pharma Limited and Bellicum Pharma GmbH are collectively referred to herein as the “Company.” All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in conformity with the authoritative U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

The Company has experienced net losses from operations since its inception and as of March 31, 2023 and December 31, 2022, the Company had an accumulated deficit of $583.5 million and $575.4 million, respectively, and at March 31, 2023, the Company had cash and cash equivalents of approximately $15.4 million. The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Revenue Recognition

The Company’s only source of revenue during the three months ended March 31, 2023 was from a sale of a small quantity of a proprietary reagent to a third party. The total agreed consideration was $8.0 thousand, which the Company recognized as revenue.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report for the fiscal year ended December 31, 2022.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments with maturity of three months or less from the date of purchase and that can be liquidated without prior notice or penalty, to be cash equivalents.
The following table provides a reconciliation of cash and cash equivalents reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$15,402	$21,837
Total cash and cash equivalents shown in the statements of cash flows	$15,402	$21,837
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued payroll	$666	$264
Accrued patient treatment costs	887	675
Accrued clinical research costs	994	841
Accrued manufacturing costs	345	434
Accrued professional services	305	207
Accrued other	58	56
Total accrued expenses and other current liabilities	$3,255	$2,477

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

	March 31, 2023	March 31, 2022
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	5,750,000
Options to purchase common stock	3,289,480	2,064,537
Unvested shares of restricted stock units	618,620	10,500
Total anti-dilutive common stock equivalents	14,178,100	12,345,037

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

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value at March 31, 2023			Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$14,029	$—	$—	$20,024	$—	$—
Total cash equivalents	$14,029	$—	$—	$20,024	$—	$—

Money market funds are valued based on various observable inputs such as benchmark yields, reported trades, broker/dealer quotes, benchmark securities and bids.

Warrant Derivative Liability

The Company’s financial liabilities recorded at fair value on a recurring basis include the fair values of the warrant derivative liability. The Company estimates the fair value (Level 3) of the warrants using the Black-Scholes valuation technique, which utilizes assumptions including (i) the fair value of the underlying stock relative to the warrant exercise price at the valuation measurement date, (ii) volatility of the price of the underlying stock, (iii) the expected term of the warrants, and (iv) risk-free interest rates.

The fair value of the warrant derivative liability is classified as current liability in the accompanying condensed consolidated balance sheets. This liability is classified as current liability on the balance sheet because the exercisability of such warrants is outside of the Company’s control, and the Company does not have the unconditional right to defer settlement beyond 12 months.

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.80%	4.1%
Volatility	109.00%	102.00%
Expected term (years)	3.38	3.63

The following table provides the warrant derivative liability reported at fair value and measured on a recurring basis:

	Fair Value at March 31, 2023			Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$235	$—	$—	$809

The ending balance of the Level 3 financial instruments presented above represents the Company’s best estimate of valuation and may not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.

NOTE 3 - PUBLIC OFFERING AND PRIVATE PLACEMENT

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

The following table reflects the fair value roll forward reconciliation of the Public Warrants liabilities for the period ended March 31, 2023:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2022	$809
Change in fair value	(574)
Balance, March 31, 2023	$235

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

A summary of warrants outstanding and exercisable as of March 31, 2023 is as follows:

Year Issued	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)	(per share)
2019	5,750,000	3.38	$13.00
2020	4,149,378	2.60	$6.50
2020[1]	1,659,752	—	$—
2021	2,055,920	5.69	$1.69
2021[2]	20,129,210	—	$—
	33,744,260

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01 per share, of which the Company has designated 1,517,500 shares as Series 1 Preferred Stock, 350,000 shares as Series 2 Preferred Stock and 250,000 shares as Series 3 Preferred Stock. There were 452,000 shares of Series 1 Preferred Stock and no shares of Series 2 or Series 3 Preferred Stock issued and outstanding as of March 31, 2023.

1 The pre-funded warrants issued on November 2, 2020 do not have an expiration date.
2 The pre-funded warrants issued on December 7, 2021 do not have an expiration date.

As of March 31, 2023, the Company classified the Series 1 Preferred Stock as mezzanine equity, because the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is necessary unless it is probable that the instrument will not become redeemable.

The Series 1 Preferred Stock is not redeemable at March 31, 2023, and is only redeemable upon a fundamental change or, at the option of the holder, on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, if certain Conditions have not been met (described below) before that date.

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

A subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is necessary if it is probable that the instrument will become redeemable. The Company does not believe a fundamental change is considered probable until it occurs. However, as of December 31, 2022, the Company concluded that it was probable that the Conditions will not be met before the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock. Therefore, the Company will prospectively accrete the Series 1 Preferred Stock to its redemption amount of $45.2 million over the future reporting periods until the earliest redemption date. As of March 31, 2023, the Series 1 Preferred Stock has been remeasured to $22.6 million.

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

NOTE 5- SHARE-BASED COMPENSATION PLANS

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

Share-Based Compensation Expense

Share-based compensation expense by classification for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Research and development	$217	$294
General and administrative	342	305
Total	$559	$599
At March 31, 2023, total compensation cost not yet recognized was $1.9 million and the weighted-average period over which this amount is expected to be recognized is 1.4 years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

As the Company has no active efforts or plans to pursue the licensed technologies under two 2016 license agreements, the Company terminated both license agreements effective December 20, 2022.

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

The parties engaged in discovery in advance of the trial date set for March 13, 2023. On November 22, 2022, Bellicum filed a motion for summary judgment seeking an order from the Court that the undisputed material facts warranted a dismissal of Bellicum from the case. On February 9, 2023, the Court held a hearing on Bellicum’s motion for summary judgment, and granted the motion and entered judgment in favor of Bellicum. Any and all remaining past and future claims between the Plaintiff and Bellicum arising from or relating to the litigation have now been resolved by the parties.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2022, or our Annual Report, as well as our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

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
Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change
(in thousands)	March 31, 2023	March 31, 2022
Revenue-supply agreement	$8	$—	$8
Operating expenses:
Research and development	7,216	4,486	2,730
General and administrative	1,437	1,453	(16)
Total operating expenses	8,653	5,939	2,714
Loss from operations	(8,645)	(5,939)	(2,706)
Other income (expense):
Interest income	5	14	(9)
Change in fair value of warrant derivative liability	574	(1,637)	2,211
Total other income (expense)	579	(1,623)	2,202
Net loss	$(8,066)	$(7,562)	$(504)

Revenues

The increase in revenues for the three months ended March 31, 2023, compared to the same period last year, was mainly from selling a small amount of a proprietary reagent to a third party. The total agreed consideration was $8.0 thousand. There was no revenue recognized during the first quarter of 2022.
Research and Development Expenses (R&D)

The increase in R&D expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to increased expenses of $2.0 million related to cell and viral manufacturing and testing in our BPX-601 and BPX-603 trials prior to the discontinuation announced on March 14, 2023. Additionally, with several R&D employees hired during 2022, the personnel costs also increased by $0.7 million for the three months ended March 31, 2023, compared to the same period in 2022.

General and Administrative Expenses (G&A)

The decrease in G&A expenses for the three months ended March 31, 2023, compared to the same period last year, was primarily due to a reduction in insurance costs as a result of a smaller company size and lower policy premium rate, which is partially offset by an increase in legal consulting fees related to potential wind-down of the business.

Other Income (Expense)

Other income (expense) primarily consists of interest income and interest expense, offset by changes in fair value of our warrant derivative liability, which is remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant derivative liability, we may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants.

The increase in other income (expense) for the three months ended March 31, 2023, compared to the same period last year, was primarily due to changes in fair value of our warrant liability. During the three months ended March 31, 2023, we recognized a gain from the change in fair value of $0.6 million, compared to a loss of $1.6 million during the same period last year.

Liquidity and Capital Resources

Going Concern and Management’s Plans

As of March 31, 2023, we had cash and cash equivalents of $15.4 million, and net cash used in operations for the three months ended March 31, 2023 was approximately $6.4 million.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net losses since our inception and as of March 31, 2023, we have an accumulated deficit of $583.5 million. We believe that there is substantial doubt that our current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $6.4 million, which was approximately the same compared to the same period last year. The primary operating activities during the three months ended March 31, 2023, were (1) $8.1 million of net losses, (2) $1.6 million increase from changes in operating assets and liabilities, and (3) a non-cash gain of $0.6 million recognized from the change in the fair value of the warrant derivative liability. These activities were partially offset by the share-based compensation charges of $0.6 million.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023, was less than $0.1 million, which was approximately the same compared to the same period last year. The cash used in investing activities during the three months ended March 31, 2023, was primarily for the purchase of computer equipment.

Financing Activities

There was no cash used in or provided by financing activities during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and use of estimates from those disclosed in the Company’s Form 10-K for the year ended December 31, 2022. For a discussion of our critical accounting policies and use of estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Litigation” subheading in Note 6 - Commitments and Contingencies of Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Risk Factors

Our business and results of operations are subject to a number of risks and uncertainties. You should carefully consider the following risk factors, as well as the other information in this report, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that have changed since the issuance of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 31, 2023, or our Annual Report.

Risks Related to Our Business and Industry
We have incurred net losses from operations in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of March 31, 2023, we had an accumulated deficit of $583.5 million. We expect to continue to incur significant losses from operations for the foreseeable future.
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

Our current product candidates were recently in early stage clinical trials, and, if we, or an acquiror, reinitiates these trials or initiates additional clinical trials, they may experience unfavorable results in the future.
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
We have in the past and expect to, in the future, rely on third parties to conduct clinical trials
While we are not currently conducting any clinical development and do not have plans to initiate any additional clinical trials, we have in the past and would expect to, in the future, depend upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners to conduct preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to development timelines and increased costs. We would expect to rely heavily on these third parties over the course of clinical trials, and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each study is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and reliance on third parties would not relieve us of regulatory responsibilities. We and these third parties would be required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties failed to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the GCP regulations. In addition, any future clinical trials with our product candidates would be required to be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Any adverse developments that occur during any clinical trials conducted by academic investigators, our collaborators or other entities conducting clinical trials under independent INDs may affect the value of our CID platform
Rimiducid and CaspaCIDe-containing cell therapy constructs are being used by third parties in clinical trials which are completely independent of our previous development programs. If serious adverse events occur during these or any other clinical trials using our product candidates, the FDA and other regulatory authorities may delay, limit or deny approval of our product candidate or require additional clinical trials as a condition to marketing approval. If a product candidate receives regulatory approval and a new and serious safety issue is identified in clinical trials conducted by third parties, the applicable regulatory authorities may withdraw their approval of the product or otherwise restrict our ability to market and sell the product. In addition, treating physicians may be less willing to administer a product due to concerns over such adverse events.
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
In August 2019, we entered into an agreement with certain institutional investors providing for a private placement. Pursuant to the terms of the 2019 securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 1 preferred stock with respect to liquidation preference, the occurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not consent to us seeking additional funds through debt or other equity financings or the sale or license of our technology. Further, in the event of a liquidation, dissolution, winding up or deemed liquidation, holders of the Series 1 preferred will receive a payment equal to the per share purchase price of their Series 1 preferred stock before any proceeds are distributed to the holders of common stock and this will likely mean that there is little to no consideration available for distribution to the holders of common stock in the case of a strategic transaction or the liquidation of the Company. In addition, any potential investors in the Company or potential strategic partners or acquirors may decline to invest in, or acquire, the Company because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
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
BPX-601 and BPX-603 are manufactured on a patient-by-patient basis using each patient’s own cells. Efficient manufacturing of these products relies upon our ability to sufficiently expand and activate the cells of patients who have undergone multiple lines of prior therapy, often including immunosuppressive chemotherapy. Rimiducid, the small molecule drug used to activate both our iMC and C9 switches, is a complex molecule to synthesize and is relatively insoluble and lipophilic, rendering it difficult to formulate. We have limited internal expertise in small molecule drug development and manufacturing, and we have identified specialty contract manufacturers to produce the rimiducid drug substance and drug product. It is uncertain whether the drug substance and drug product manufacturers will be able to manufacture sufficient quantity and quality of rimiducid to conduct the necessary non-clinical and clinical trials. These specialty contract manufacturers also may not be capable of supplying commercial product if rimiducid is approved by health authorities.
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
Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of business operations.
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
•the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as require certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by such physicians and their immediate family members;
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates. We may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing or manufacturing. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, federal or state liability claims may result in:
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

Market acceptance and sales of our product candidates will depend in large part on global reimbursement policies and may be affected by future healthcare reform measures, both in the United States and other key international markets. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, successful commercialization of our products will depend in part on the availability of governmental and third-party payor reimbursement for the cost of our product candidates and/or payment to the physician for administering our product candidates. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. One third-party payor’s decision to cover a particular medical product or service does not assure that other payors will also provide coverage for the medical product or service, or to provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that adequate coverage and reimbursement will be obtained. Further, a third-party payor’s decision to provide coverage for a medical product or service does not imply that an adequate reimbursement rate will be approved. The market for our product candidates will depend significantly on access to third-party payors’ formularies or lists of treatments for which third-party payors provide coverage and reimbursement. Third party payors may also have difficulty in determining the appropriate coverage of our product candidates, if approved, due to the fact that they are combination products that include a small molecule drug, rimiducid.
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
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2018 and subsequent legislation, will remain in effect until 2032, unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.
Further, recently there has been heightened governmental scrutiny in the United States over the manner in which drug manufacturers set prices for their marketed products, in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could result in reduced demand for our products.

We expect that additional federal and state healthcare reform measures, such as further amendments and changes to the PPACA will be adopted in the future, any of which could result in reduced demand for our products.
Due to the novel nature of our technology and the small size of target patient populations, there is significant uncertainty related to pricing and reimbursement for these product candidates.
The target patient populations for our potential product candidates are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial and manufacturing infrastructure. Obtaining adequate levels of reimbursement will impact the ability to successfully market and sell our product candidates. The manner and level at which reimbursement is provided for services related to our product candidates, for example, reimbursement for administration of our product candidates to patients, is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell the products.
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
Our efforts to protect the proprietary nature of our technologies may not be adequate, and we may not be able to compete effectively in our market.
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
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware or have not sufficiently analyzed with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, methods of use, including combination therapy or patient selection methods or any final product itself, the holders of any such patents may be able to block our, or an acquiror's, ability to develop and commercialize the product candidate without a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.
Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our, or an acquiror's, ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. It is possible that any such license would not be available at all or on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we, or an acquiror, would be unable to further develop and commercialize our product candidates.
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
Risks Related to Ownership of our Common Stock
If we fail to satisfy applicable listing standards, our common stock may be delisted from the Nasdaq Capital Market. *
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

On April 6, 2023, we received notice Nasdaq that our stockholders’ equity as reported in our Annual Report on Form 10-K for the year ended December 31, 2022 does not satisfy the Nasdaq Capital Market continued listing requirement set forth in Nasdaq Listing Rule 5550(b)(1). We have 45 calendar days from the date of this notice to submit to Nasdaq a plan to regain compliance. If the plan is submitted and accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notice for us to provide evidence of compliance. If the plan is not accepted or we are not granted an extension, we would then consider actions appropriate to the circumstances, which may include applicable appeals to a Nasdaq Hearings Panel.

In addition, on April 10, 2023, we received notice from Nasdaq advising us that for 30 consecutive trading days preceding the date of such notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). We have 180 calendar days from the date of this notice to regain compliance with the minimum bid price requirement. If at any time during this 180 day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance with the minimum bid price requirement and the matter will be closed. If we do not regain compliance within the initial 180 day compliance period, we may be eligible for an additional 180 calendar days to regain compliance if, on the last day of the initial compliance period, we meet the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on the Nasdaq Capital Market (other than the minimum bid price requirement), and we notify Nasdaq of our intention to cure the deficiency during the second compliance period. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to regain compliance. If we do not indicate our intent to cure the deficiency, or if it does not appear to Nasdaq that it is possible for us to cure the deficiency, we will not be eligible for the second compliance period. If we do not regain compliance within the applicable compliance period, our common stock will be subject to delisting. In addition, notwithstanding the foregoing, if during the initial compliance period or any additional compliance period our common stock has a closing bid price of $0.10 or less for ten consecutive trading days, our common stock will be subject to delisting.

We do not currently intend to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) and therefore expect that our common stock will be delisted shortly following the deadline for submitting such a plan. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.
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

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	Inline XBRL Cover Page Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellicum Pharmaceuticals, Inc.

Date: May 11, 2023	/s/ Richard A. Fair
Richard A. Fair
President, Chief Executive Officer and Principal Financial Officer

Date: May 11, 2023	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer