Form 10-Q
period 2023-06-30
BELLICUM PHARMACEUTICALS, INC
filed 2023-08-10
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

(281) 454-3424
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BLCM	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐   No   ☒

As of August 4, 2023, there were 9,496,298 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2023 and 2022 (Unaudited)	4
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity for the six months ended June 30, 2023 and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

SIGNATURES		47

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,410	$21,837
Prepaid expenses and other current assets	1,302	1,964
Total current assets	8,712	23,801
Property and equipment, net	21	22
Total assets	$8,733	$23,823
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$472	$486
Accrued expenses and other current liabilities	2,487	2,477
Warrant derivative liability	523	809
Total liabilities	3,482	3,772
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value; 1,517,500 shares authorized at June 30, 2023 and December 31, 2022; 452,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	27,091	18,036
Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 160,000,000 shares authorized at June 30, 2023 and December 31, 2022; 9,564,044 shares issued and 9,496,298 shares outstanding at June 30, 2023; 8,682,447 shares issued and 8,614,701 shares outstanding at December 31, 2022	96	87
Treasury stock: 67,746 shares held at June 30, 2023 and December 31, 2022	(5,056)	(5,056)
Additional paid-in capital	574,317	582,763
Accumulated other comprehensive loss	(354)	(354)
Accumulated deficit	(590,843)	(575,425)
Total stockholders’ (deficit) equity	(21,840)	2,015
Total liabilities, redeemable preferred stock and stockholders’ (deficit) equity	$8,733	$23,823

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue-supply agreement	$—	$—	8	—
Operating expenses
Research and development	4,808	5,089	12,024	9,575
General and administrative	2,259	1,448	3,696	2,901
Total operating expenses	7,067	6,537	15,720	12,476
Loss from operations	(7,067)	(6,537)	(15,712)	(12,476)
Other income (expense):
Interest income	3	13	8	27
Change in fair value of warrant derivative liability	(288)	2,523	286	886
Total other income (expense)	(285)	2,536	294	913
Net loss	$(7,352)	$(4,001)	$(15,418)	$(11,563)
Net loss attributable to common stockholders	(7,352)	(4,001)	(15,418)	(11,563)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.24)	$(0.13)	$(0.50)	$(0.38)

Weighted-average shares outstanding, basic and diluted	30,835,261	30,829,184	30,834,911	30,824,407

Net loss	$(7,352)	$(4,001)	$(15,418)	$(11,563)
Other comprehensive loss:
Foreign currency translation adjustment	—	(2)	—	(5)
Comprehensive loss	$(7,352)	$(4,003)	$(15,418)	$(11,568)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)
(Unaudited)

Six Months Ended June 30, 2023
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	452,000	$18,036	8,682,447	$87	(67,746)	$(5,056)	$582,763	$(575,425)	$(354)	$2,015
Share-based compensation	—	$—	—	$—	—	$—	$559	$—	$—	$559
Issuance of common stock upon vesting of restricted stock units	—	—	1,597	—	—	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	430,000	4	—	—	(4)	—	—	—
Accretion of Series 1 preferred stock redemption	—	4,528	—	—	—	—	(4,528)	—	—	(4,528)
Comprehensive loss	—	—	—	—	—	—	—	(8,066)	—	(8,066)
Balance, March 31, 2023	452,000	$22,564	9,114,044	$91	(67,746)	$(5,056)	$578,790	$(583,491)	$(354)	$(10,020)
Share-based compensation	—	$—	—	$—	—	$—	$59	$—	$—	$59
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	450,000	5	—	—	(5)	—	—	—
Accretion of Series 1 preferred stock redemption	—	4,527	—	—	—	—	(4,527)	—	—	(4,527)
Comprehensive loss	—	—	—	—	—	—	—	(7,352)	—	(7,352)
Balance, June 30, 2023	452,000	$27,091	9,564,044	$96	(67,746)	$(5,056)	$574,317	$(590,843)	$(354)	$(21,840)

Six Months Ended June 30, 2022
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	—	—	—	—	—	599	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	122,928	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,562)	(3)	(7,565)
Balance, March 31, 2022	452,000	$18,036	8,676,903	$87	(67,746)	$(5,056)	$580,753	$(558,014)	$(341)	$17,429
Share-based compensation	—	—	—	—	—	—	611	—	—	611
Issuance of common stock upon vesting of restricted stock units	—	—	2,116	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(4,001)	(2)	(4,003)
Balance, June 30, 2022	452,000	$18,036	8,679,019	$87	(67,746)	$(5,056)	$581,364	$(562,015)	$(343)	$14,037

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,418)	$(11,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	618	1,210
Depreciation and amortization expense	5	8
Change in fair value of warrant derivative liability	(286)	(886)
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	—	(4)
Prepaid expenses and other assets	662	(437)
Accounts payable	(14)	309
Accrued liabilities and other	10	(1,604)
Net cash used in operating activities	(14,423)	(12,967)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(14)
Net cash used in investing activities	(4)	(14)
Effect of exchange rate changes on cash	—	(5)
Net change in cash, cash equivalents, and restricted cash	(14,427)	(12,986)
Cash, cash equivalents and restricted cash at beginning of period	21,837	47,657
Cash, cash equivalents and restricted cash at end of period	$7,410	$34,671

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Bellicum Pharmaceuticals, Inc. (“Bellicum”) is a biopharmaceutical company that has developed novel cellular immunotherapies for various forms of cancer.

As of June 30, 2023, Bellicum had two wholly-owned subsidiaries, Bellicum Pharma Limited, a private limited company organized under the laws of the United Kingdom, and Bellicum Pharma GmbH, a private limited liability company organized under German law. Both were formed for the purpose of developing product candidates in Europe. As of June 30, 2023, Bellicum Pharma Limited was in the process of voluntary liquidation, and was officially dissolved on July 18, 2023. Bellicum, Bellicum Pharma Limited and Bellicum Pharma GmbH are collectively referred to herein as the “Company.” All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.
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

The Company has experienced net losses from operations since its inception and as of June 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $590.8 million and $575.4 million, respectively, and at June 30, 2023, the Company had cash and cash equivalents of approximately $7.4 million. The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In March 2023, the Company announced its decision to discontinue its ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of its GoCAR-T cell product candidates in combination with rimiducid in heavily pre-treated cancer patients. The trials for BPX-601 and BPX-603 are being discontinued following the Company’s assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. An evaluation of the Company’s strategic alternatives is underway. The strategic alternatives include, but are not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale, or divestiture of our programs. Despite undertaking this process, the Company may not be successful in completing a transaction, and even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits. If the Company does not successfully consummate a strategic alternative, its board of directors may decide to pursue a dissolution and liquidation of the Company. If we are successful in consummating one or more such strategic alternatives, we may cease operations as a result and our board or directors may choose to dissolve our company.
Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Revenue Recognition

The Company’s only source of revenue during the six months ended June 30, 2023 was from a sale of a small quantity of a proprietary reagent to a third party. The total agreed consideration was $8.0 thousand, which the Company recognized as revenue during the first quarter of 2023.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued payroll	$122	$264
Accrued patient treatment costs	1,159	675
Accrued clinical research costs	703	841
Accrued manufacturing costs	104	434
Accrued professional services	368	207
Accrued other	31	56
Total accrued expenses and other current liabilities	$2,487	$2,477

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

	June 30, 2023	June 30, 2022
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	5,750,000
Options to purchase common stock	1,763,988	2,240,025
Unvested shares of restricted stock units	618,620	7,500
Total anti-dilutive common stock equivalents	12,652,608	12,517,525

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

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value at June 30, 2023			Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$6,031	$—	$—	$20,024	$—	$—
Total cash equivalents	$6,031	$—	$—	$20,024	$—	$—

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

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.50%	4.1%
Volatility	131.00%	102.00%
Expected term (years)	3.13	3.63

The following table provides the warrant derivative liability reported at fair value and measured on a recurring basis:

	Fair Value at June 30, 2023			Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$523	$—	$—	$809

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

In addition, pursuant to the 2021 Securities Purchase Agreement, certain purchasers who entered into the 2019 Securities Purchase Agreement (defined below) irrevocably waived the right to cause the Company to conduct the “First Closing” and “Second Closing” (each term as defined in the 2019 Securities Purchase Agreement) under the 2019 Securities Purchase Agreement, which releases the Company of potential cash or equity obligations.

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

The following table reflects the fair value roll forward reconciliation of the Public Warrants liabilities for the period ended June 30, 2023:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2022	$809
Change in fair value	(286)
Balance, June 30, 2023	$523

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

A summary of warrants outstanding and exercisable as of June 30, 2023 is as follows:

Year Issued	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)	(per share)
2019	5,750,000	3.13	$13.00
2020	4,149,378	2.35	$6.50
2020[1]	1,659,752	—	$—
2021	2,055,920	5.44	$1.69
2021[2]	19,679,210	—	$—
	33,294,260

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of preferred stock with a par value of $0.01 per share, of which the Company has designated 1,517,500 shares as Series 1 Preferred Stock, 350,000 shares as Series 2 Preferred Stock and 250,000 shares as Series 3 Preferred Stock. There were 452,000 shares of Series 1 Preferred Stock and no shares of Series 2 or Series 3 Preferred Stock issued and outstanding as of June 30, 2023.

1 The pre-funded warrants issued on November 2, 2020 do not have an expiration date.
2 The pre-funded warrants issued on December 7, 2021 do not have an expiration date.

As of June 30, 2023, the Company classified the Series 1 Preferred Stock as mezzanine equity, because the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is necessary unless it is probable that the instrument will not become redeemable.

The Series 1 Preferred Stock is not redeemable at June 30, 2023, and is only redeemable upon a fundamental change or, at the option of the holder, on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, if certain Conditions have not been met (described below) before that date.

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

A subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is necessary if it is probable that the instrument will become redeemable. The Company does not believe a fundamental change is considered probable until it occurs. However, as of December 31, 2022, the Company concluded that it was probable that the Conditions will not be met before the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock. Therefore, the Company will prospectively accrete the Series 1 Preferred Stock to its redemption amount of $45.2 million over the future reporting periods until the earliest redemption date. As of June 30, 2023, the Series 1 Preferred Stock has been remeasured to $27.1 million.

Optional Conversion

Each share of Preferred Stock is initially convertible into 10 shares of common stock. The conversion price at which Preferred Stock may be converted into shares of common stock, is subject to adjustment in connection with certain specified events.

Redemption

Until the applicable Transition Date (defined below), at any time on or after the date that is the fifth (5th) anniversary of the initial issue date of the applicable series of preferred stock, all or any portion of the preferred stock is redeemable at the option of the holder at a redemption price of $100.00 per share (for Series 1 Preferred Stock). The “Transition Date” means the first date following August 21, 2021, on which each of the Conditions (as defined above) is met.

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

Share-Based Compensation Expense

Share-based compensation expense by classification for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development	$(111)	$292	$106	$587
General and administrative	170	319	512	623
Total	$59	$611	$618	$1,210
At June 30, 2023, total compensation cost not yet recognized was $0.2 million and the weighted-average period over which this amount is expected to be recognized is 0.4 years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Co-Development and Co-Commercialization Agreement - Adaptimmune Therapeutics plc

On December 16, 2016, the Company entered into a Co-Development and Co-Commercialization Agreement (the “Adaptimmune Agreement”) with and Adaptimmune Therapeutics plc (“Adaptimmune”) in order to facilitate a staged collaboration to evaluate, develop and commercialize next generation T cell therapies. Under the Adaptimmune Agreement, the parties agreed to evaluate the Company’s GoTCR technology (inducible MyD88/CD40 co-stimulation, or iMC) with Adaptimmune’s affinity-optimized SPEAR® T cells for the potential to create enhanced TCR product candidates. To the extent necessary, and in furtherance of the parties’ proof-of-concept and co-development efforts, the parties granted each other a royalty-free, non-transferable, non-exclusive license covering their respective technologies for purposes of facilitating such proof-of-concept and co-development efforts (the “Adaptimmune License Agreement”). In addition, as to covered therapies developed under the Adaptimmune License Agreement, the parties granted each other a reciprocal exclusive license for the commercialization of such therapies. With respect to any joint commercialization of a covered therapy, the parties agreed to negotiate in good faith the commercially reasonable terms of a co-commercialization agreement. The parties also agreed that any such agreement shall provide for, among other things, equal sharing of the costs of any such joint commercialization and the calculation of profit shares as set forth in the Agreement.

As the Company has no active efforts or plans to continue the development or commercialization, the Company terminated the Adaptimmune License Agreement effective June 29, 2023.

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, or our Annual Report, as well as our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, or this Quarterly Report.

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

We received an email notification on July 18, 2023 and a letter on August 7, 2023 from the Food and Drug Administration, or FDA, notifying us that they have placed the BPX-601 Investigational New Drug Application (IND) on clinical hold. As the Phase 1/2 clinical trial of BPX-601 has already been discontinued, we do not expect a material impact on our operations from this regulatory action.

We are evaluating and exploring a variety of strategic and financing alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a strategic transaction, and, even if a transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. Even if we are successful in consummating one or more such strategic alternatives, we may still cease operations and our board or directors may choose to dissolve our company.

Additionally, the certificate of designations for our Series 1 preferred stock provides that if we liquidate, dissolve or wind up our company, or effect a deemed liquidation involving the sale of a majority of our common stock or all or substantially all of our assets, the holders of our Series 1 preferred stock will have a liquidation preference which, as of June 30, 2023, would entitle them to receive an aggregate of $45,200,000 before any payments are made to holders of our common stock. This liquidation preference amount would likely exceed the amount of any proceeds we would receive in any strategic transaction or transactions or any liquidation, deemed liquidation, dissolution or winding up of our company. As a result, holders of our common stock may not receive any amounts even if we are successful in consummating one or more strategic transactions or if our board of directors liquidates, dissolves or winds up our company (whether in connection with a strategic transaction or not).

We are no longer pursuing further clinical development of our product candidates at this time. The disclosures throughout this Quarterly Report include discussions regarding our historical operations along with potential risks that could arise if we or a third party pursue further research, trials, or development in the future.

Historical research overview

Cell behavior is controlled by cascades of specialized signaling proteins. CID consists of molecular switches, modified forms of these signaling proteins, which are triggered inside the patient by infusion of a small molecule, instead of by natural upstream signals. We can genetically introduce these molecular switches into the appropriate immune cells and deliver the cells to the patient in the manner of conventional cellular immunotherapy. We have developed two such switches: an “activation switch,” designed to stimulate activation, proliferation and persistence of the immunotherapy cells and provide other immunomodulatory benefits, and a “safety switch,” designed to initiate programmed cell death, or apoptosis, of the immunotherapy cells:

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
Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change	Six Months Ended		Change
(in thousands)	June 30, 2023	June 30, 2022		June 30, 2023	June 30, 2022
Revenue-supply agreement	$—	$—	$—	8	—	8
Operating expenses:
Research and development	4,808	5,089	(281)	12,024	9,575	2,449
General and administrative	2,259	1,448	811	3,696	2,901	795
Total operating expenses	7,067	6,537	530	15,720	12,476	3,244
Loss from operations	(7,067)	(6,537)	(530)	(15,712)	(12,476)	(3,236)
Other income (expense):
Interest income	3	13	(10)	8	27	(19)
Change in fair value of warrant derivative liability	(288)	2,523	(2,811)	286	886	(600)
Total other income (expense)	(285)	2,536	(2,821)	294	913	(619)
Net loss	$(7,352)	$(4,001)	$(3,351)	$(15,418)	$(11,563)	$(3,855)
Revenues

The increase in revenues for the six months ended June 30, 2023, compared to the same period in 2022, primarily resulted from our sale of a small amount of a proprietary reagent to a third party during the first quarter of 2023. We did not recognize any revenue during the second quarter of 2023.
Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily due to reduced expenses of $1.0 million in consulting and other technical operations expenses as a result of contract terminations following the discontinuation of our BPX-601 and BPX-603 trials in March 2023. This was partially offset by an increase of $0.7 million related to accrued patient and other site costs, as a result of final reconciliations with our clinical sites and vendors.

The increase in R&D expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to an increase in personnel severance costs of $1.7 million upon terminations of certain employees during the second quarter of 2023, as well as an increase of $1.6 million in cell and viral manufacturing and testing expenses, which were generally incurred during the first quarter of 2023 before the discontinuation of our BPX-601 and BPX-603 trials. This was partially offset by a decrease of $0.9 million in consulting and stock-based compensation expenses as a result of terminations of R&D employees and consultants.

General and Administrative Expenses (G&A)

The increase in G&A expenses for the three and six months ended June 30, 2023, compared to the same periods last year, were primarily due to an increase of $0.7 million in personnel costs as a result of severance packages furnished to each G&A employee terminated during the quarter. Additionally, an increase of $0.3 million was attributable to legal fees related to our evaluation of strategic alternatives.

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

The decrease in other income (expense) for the three months ended June 30, 2023, compared to the same period last year, was primarily due to changes in fair value of our warrant liability. During the three months ended June 30, 2023, we recognized a loss from the change in fair value of $0.3 million, compared to a gain of $2.5 million during the same period last year due to a significant drop in our stock price with higher volatility.

The decrease in other income (expense) for the six months ended June 30, 2023, compared to the same period last year, was primarily due to changes in fair value of our warrant liability. During the six months ended June 30, 2023, we recognized a gain from the change in fair value of $0.3 million, compared to a gain of $0.9 million during the same period last year.

Liquidity and Capital Resources

Going Concern and Management’s Plans

As of June 30, 2023, we had cash and cash equivalents of $7.4 million, and net cash used in operations for the six months ended June 30, 2023 was approximately $14.4 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net losses since our inception and as of June 30, 2023, we have an accumulated deficit of $590.8 million. We believe that there is substantial doubt that our current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued.

Subject to the terms of our certificate of incorporation, at any time on or after August 21, 2024, all of our outstanding shares of Series 1 preferred stock will be redeemable at the option of the holder, and, if this were to occur, we may be required to pay an aggregate redemption price of up to $45,200,000. We may not have sufficient cash or other capital resources available at such time to effect any such redemption.

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

Based on our current status, we are evaluating strategic alternatives, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale, or divestiture of our programs. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits. If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. If we are successful in consummating one or more such strategic alternatives, we may cease operations as a result and our board or directors may choose to dissolve our company.

Cash Flows

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $14.4 million compared to $13.0 million from the same period last year. The increase was primarily attributable to (1) $15.4 million of net losses, (2) a $0.7 million increase from changes in operating assets and liabilities, and (3) a non-cash gain of $0.3 million recognized from the change in the fair value of the warrant derivative liability. These activities were partially offset by the share-based compensation charges of $0.6 million.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023, was less than $0.1 million, which was approximately the same compared to the same period in 2022. Our cash used in investing activities during the six months ended June 30, 2023 was primarily related to the purchase of computer equipment.

Financing Activities

There was no cash used in or provided by financing activities during the six months ended June 30, 2023 and 2022.

As of June 30, 2023, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending any such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

•Our common stock trades on the OTCPK Market instead of a national securities exchange, which may make it more difficult for stockholders to sell their shares.

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
We are a biopharmaceutical company, have no products approved for commercial sale and have incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of June 30, 2023, we had an accumulated deficit of $590.8 million. We expect to continue to incur significant losses from operations for the foreseeable future.
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
Our activities to evaluate and pursue strategic alternatives may not result in any definitive transaction or enhance stockholder value.*
Following the discontinuation of our Phase 1/2 clinical trials to evaluate the safety and preliminary efficacy of our GoCAR-T cell product candidates (including BPX-601 and BPX-603) in combination with rimiducid in heavily pre-treated cancer patients, we have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. Our ability to successfully execute on a strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for these assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not result in anticipated savings or other economic benefits, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.
The current market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. Even if we are successful in consummating one or more such strategic alternatives, we may still cease operations and our board or directors may choose to dissolve our company. In the event of any liquidation, deemed liquidation (including the sale of a majority of our common stock or all or substantially all of our assets), dissolution or winding up of our company, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such event, the amount of cash that will need to be reserved for commitments and contingent liabilities, and the payment of the liquidation preference applicable to our Series 1 preferred stock in connection with such events which, as of June 30, 2023, would entitle our preferred stockholders to receive an aggregate of $45,200,000 before any payments are made to holders of our common stock. This liquidation preference amount would likely exceed the amount of any proceeds we would receive in any strategic transaction or transactions or any liquidation, deemed liquidation, dissolution or winding up of our company.
Because of these factors, and particularly the liquidation preference applicable to our Series 1 preferred stock, the amount available for distribution to our common stockholders could be as low as $0.00 and result in a total loss of investment to our common stockholders.
Our product candidates may never receive regulatory approval from the FDA or other regulatory authorities.*
We are not currently pursuing further clinical development of our product candidates. If we or a third party pursues such further development in the future, those product candidates would require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before generating any revenue from product sales.
Our product candidates could fail to receive regulatory approval for many reasons, including the following:
•The FDA or comparable regulatory authority or an institutional review board, or IRB, or comparable ethics oversight body may decline to clear the applicable Investigational New Drug Application (IND) or equivalent regulatory submission necessary to conduct human clinical trials;
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
•the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a Biologics License Application, or BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in Europe, the U.S. or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes and/or facilities of third-party manufacturers; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering the clinical data insufficient for approval.
We received an email notification on July 18, 2023 and a letter on August 7, 2023 from the Food and Drug Administration, or FDA, notifying us that they have placed the BPX-601 Investigational New Drug Application (IND) on clinical hold. As the Phase 1/2 clinical trial of BPX-601 has already been discontinued, we do not expect a material impact on our operations from this regulatory action.
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
We have recently discontinued the Phase 1/2 clinical trial for BPX-601 for the treatment of prostate cancer, and the Phase 1/2 clinical trial for BPX-603 in HER2-positive solid tumors, following our assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. We are communicating with clinical trial sites and regulatory agencies regarding our decision to discontinue our ongoing clinical trials, and have begun evaluating a variety of strategic and financing alternatives focused on maximizing stockholder value, including, but not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale or divestiture of our programs. As these product candidates are in early stages of development, there is significant uncertainty regarding whether they will be effective and safe in human patients, and the results from preclinical studies, such as in vitro and in vivo studies, of BPX-601 and BPX-603 may not be indicative of the results of clinical trials of these product candidates. Additionally, the most recent patient treated in the Phase 1/2 trial of BPX-601 in mCRPC experienced serious immune-mediated adverse events including Grade 4 CRS, the second dose-limiting toxicity observed in this cohort of dose escalation. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
We are highly dependent on our key personnel, and if we are not successful in retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce and expense reductions may have an adverse impact on our business, our ability to retain key personnel and may be distracting to management.*
On June 30, 2023, the employment of Richard Fair, President and Chief Executive Officer, and Charity Scripture, Chief Development Officer, officially terminated, and we entered into consulting agreements with Mr. Fair and Ms. Scripture providing for their continued service in their officer capacities as consultants. As of June 30, 2023, we have no employees, and have entered into consulting arrangements with certain former employees, including Mr. Fair and Ms. Scripture, to perform services for the Company substantially similar to those provided during their prior employment with the Company.
Despite our efforts to retain valuable personnel, any of our consultants, including Mr. Fair and Ms. Scripture, may terminate their engagement with us on short notice. Our ability to pursue and complete strategic transactions and/or an orderly wind-down of the Company depends on our ability to retain these key consultants. The loss of the services of any of our consultants could substantially harm our business prospects.
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
The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*
In August 2019, we entered into an agreement with certain institutional investors providing for a private placement. Pursuant to the terms of the 2019 securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 1 preferred stock with respect to liquidation preference, the occurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not consent to us seeking additional funds through debt or other equity financings or the sale or license of our technology. Further, in the event of a liquidation, dissolution, winding up or deemed liquidation, holders of the Series 1 preferred will receive a payment equal to the per share purchase price of their Series 1 preferred stock before any proceeds are distributed to the holders of common stock and this could mean that there is little to no consideration available for distribution to the holders of common stock in the case of a strategic transaction or the liquidation of the Company. As of June 30, 2023, the liquidation preference applicable to our Series 1 preferred stock in connection with any liquidation, deemed liquidation, dissolution or winding up of the

Company would entitle our preferred stockholders to receive an aggregate of $45,200,000 before any payments are made to holders of our common stock, and this liquidation preference amount would likely exceed the amount of any proceeds the Company would receive in connection with any such transaction or transactions. In addition, any potential investors in the Company or potential strategic partners or acquirors may decline to invest in, or acquire, the Company because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
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
Risks Related to Ownership of our Common Stock
Our common stock trades on the OTCPK Market instead of a national securities exchange, which may make it more difficult for stockholders to sell their shares.*
Our common stock is currently quoted on the OTC Market Group’s OTCPK Market quotation system under the ticker symbol “BLCM.” The OTC Markets are regulated quotation services that display real-time quotes, last sale prices and volume limitations in over-the-counter securities. Trading in shares quoted on the OTCPK is often thin, meaning that the number of persons interested in purchasing stock at or near bid prices at any given time may be relatively small or non-existent, and characterized by volatility in trading prices. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume and market conditions. As a result, there may be wide fluctuations in the market price of the shares of our common stock for reasons unrelated to operating performance, and this volatility, when it occurs, may have a negative effect on the market price of our common stock. Moreover, the OTCPK is not a stock exchange, and trading of securities on it is often more sporadic than the trading of securities listed on a national quotation system or stock exchange. Accordingly, our stockholders may not be able to realize a fair price for their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves. If we are unable to list our common stock on a national securities exchange, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. In addition, the stock markets in general, including in the industry in which we operate, have experienced extreme volatility that has, in some cases, been unrelated to the operating performance of the issuer. Accordingly, these broad market and industry factors may also seriously harm the market price of our common stock, regardless of our operating performance.
The price of our stock is volatile and you could lose all or part of your investment.*
As previously disclosed, on July 10, 2023, the Nasdaq Stock Market LLC, or Nasdaq, filed a Form 25 with the SEC in accordance with Rule 12d2-2 promulgated under the Exchange Act, which removed our common stock from listing and registration on Nasdaq. Effective July 20, 2023, our common stock commenced trading on the OTCPK marketplace under the symbol “BLCM.” We do not intend to appeal Nasdaq’s determination.
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
Holders of 5% or more of our capital stock and their respective affiliates beneficially own a significant portion of our voting stock, including shares subject to outstanding options. As a result, if these stockholders were to choose to act together, they would have the ability to significantly influence all matters requiring stockholder approval. For example, these stockholders may be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*
Certain holders of our outstanding shares of common stock, are entitled to rights with respect to the registration of their shares under the Securities Act. Any sales of these shares by such stockholders could have a material adverse effect on the trading price of our common stock.
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

4.9
Form of Pre-Funded Warrant issued in private placement (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

4.10
Form of Accompanying Common Warrant issued in private placement (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36783), filed with the SEC on December 6, 2021).

10.1	Consulting Agreement by and between the Registrant and Richard A. Fair, dated June 30, 2023.

10.2	Consulting Agreement by and between the Registrant and Charity D. Scripture, dated June 30, 2023.

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

Bellicum Pharmaceuticals, Inc.

Date: August 10, 2023	/s/ Richard A. Fair
Richard A. Fair
Principal Executive and Financial Officer

Date: August 10, 2023	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer