Form 10-Q
period 2023-09-30
BELLICUM PHARMACEUTICALS, INC
filed 2023-11-14
CIK 1358403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of November 9, 2023, there were 9,716,931 outstanding shares of Bellicum’s common stock, par value, $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,909	$21,837
Accounts receivable, interest and other receivables	15	—
Prepaid expenses and other current assets	924	1,964
Total current assets	6,848	23,801
Property and equipment, net	5	22
Total assets	$6,853	$23,823
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$526	$486
Accrued expenses and other current liabilities	1,205	2,477
Warrant derivative liability	518	809
Total liabilities	2,249	3,772
Commitments and contingencies
Redeemable preferred stock: $0.01 par value; 10,000,000 shares authorized
Series 1 redeemable convertible preferred stock, $0.01 par value; 1,517,500 shares authorized at September 30, 2023 and December 31, 2022; 452,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	31,618	18,036
Stockholders’ (deficit) equity:
Common stock, $0.01 par value; 160,000,000 shares authorized at September 30, 2023 and December 31, 2022; 9,784,677 shares issued and 9,716,931 shares outstanding at September 30, 2023; 8,682,447 shares issued and 8,614,701 shares outstanding at December 31, 2022	98	87
Treasury stock: 67,746 shares held at September 30, 2023 and December 31, 2022	(5,056)	(5,056)
Additional paid-in capital	569,904	582,763
Accumulated other comprehensive loss	(354)	(354)
Accumulated deficit	(591,606)	(575,425)
Total stockholders’ (deficit) equity	(27,014)	2,015
Total liabilities, redeemable preferred stock and stockholders’ equity	$6,853	$23,823

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Supply agreement	$—	$—	$8	$—
License revenue	1,000	1,000	1,000	1,000
Revenue-supply agreement	$1,000	$1,000	1,008	1,000
Operating expenses
Research and development	263	6,850	12,286	16,425
General and administrative	1,511	1,315	5,208	4,216
Total operating expenses	1,774	8,165	17,494	20,641
Other operating expense (income)
Gain on disposal of fixed assets, net	(1)	—	(1)	—
Total other operating income	(1)	—	(1)	—
Loss from operations	(773)	(7,165)	(16,485)	(19,641)
Other income (expense):
Interest income	2	11	10	38
Change in fair value of warrant derivative liability	5	(59)	291	827
Other income	3	—	3	—
Total other income (expense)	10	(48)	304	865
Net loss	$(763)	$(7,213)	$(16,181)	$(18,776)
Net loss attributable to common stockholders	(763)	(7,213)	(16,181)	(18,776)

Net loss per common share attributable to common stockholders, basic and diluted	$(0.02)	$(0.23)	$(0.52)	$(0.61)

Weighted-average shares outstanding, basic and diluted	30,904,808	30,831,161	30,858,466	30,826,683

Net loss	$(763)	$(7,213)	$(16,181)	$(18,776)
Other comprehensive loss:
Foreign currency translation adjustment	—	(10)	—	(15)
Comprehensive loss	$(763)	$(7,223)	$(16,181)	$(18,791)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(amounts in thousands, except share data)
(Unaudited)

Nine Months Ended September 30, 2023
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	452,000	$18,036	8,682,447	$87	(67,746)	$(5,056)	$582,763	$(575,425)	$(354)	$2,015
Share-based compensation	—	$—	—	$—	—	$—	$559	$—	$—	$559
Issuance of common stock upon vesting of restricted stock units	—	—	1,597	—	—	—	—	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	430,000	4	—	—	(4)	—	—	—
Accretion of Series 1 preferred stock redemption	—	4,528	—	—	—	—	(4,528)	—	—	(4,528)
Comprehensive loss	—	—	—	—	—	—	—	(8,066)	—	(8,066)
Balance, March 31, 2023	452,000	$22,564	9,114,044	$91	(67,746)	$(5,056)	$578,790	$(583,491)	$(354)	$(10,020)
Share-based compensation	—	$—	—	$—	—	$—	$59	$—	$—	$59
Issuance of common stock upon exercise of pre-funded warrants	—	—	450,000	5	—	—	(5)	—	—	—
Accretion of Series 1 preferred stock redemption	—	4,527	—	—	—	—	(4,527)	—	—	(4,527)
Comprehensive loss	—	—	—	—	—	—	—	(7,352)	—	(7,352)
Balance, June 30, 2023	452,000	$27,091	9,564,044	$96	(67,746)	$(5,056)	$574,317	$(590,843)	$(354)	$(21,840)
Share-based compensation	—	$—	—	$—	—	$—	$116	$—	$—	$116
Issuance of common stock upon vesting of restricted stock units	—	—	220,633	2	—	—	(2)	—	—	—
Accretion of Series 1 preferred stock redemption	—	4,527	—	—	—	—	(4,527)	—	—	(4,527)
Comprehensive loss	—	—	—	—	—	—	—	(763)	—	(763)
Balance, September 30, 2023	452,000	$31,618	9,784,677	$98	(67,746)	$(5,056)	$569,904	$(591,606)	$(354)	$(27,014)

Nine Months Ended September 30, 2022
	Series 1 Preferred		Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2021	452,000	$18,036	8,497,025	$85	(67,746)	$(5,056)	$580,156	$(550,452)	$(338)	$24,395
Share-based compensation	—	—	—	—	—	—	599	—	—	599
Issuance of common stock upon vesting of restricted stock units	—	—	122,928	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of pre-funded warrants	—	—	56,950	1	—	—	(1)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,562)	(3)	(7,565)
Balance, March 31, 2022	452,000	$18,036	8,676,903	$87	(67,746)	$(5,056)	$580,753	$(558,014)	$(341)	$17,429
Share-based compensation	—	—	—	—	—	—	611	—	—	611
Issuance of common stock upon vesting of restricted stock units	—	—	2,116	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(4,001)	(2)	(4,003)
Balance, June 30, 2022	452,000	$18,036	8,679,019	$87	(67,746)	$(5,056)	$581,364	$(562,015)	$(343)	$14,037
Share-based compensation	—	$—	—	$—	—	$—	$685	$—	$—	$685
Issuance of common stock upon vesting of restricted stock units	—	$—	1,668	$—	—	$—	$—	$—	$—	$—
Comprehensive income (loss)	—	$—	—	$—	—	$—	$—	$(7,213)	$(10)	$(7,223)
Balance, September 30, 2022	452,000	$18,036	8,680,687	$87	(67,746)	$(5,056)	$582,049	$(569,228)	$(353)	$7,499

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,181)	$(18,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	734	1,895
Depreciation and amortization expense	7	9
Gain on disposal of fixed assets, net	(1)	—
Change in fair value of warrant derivative liability	(291)	(827)
Changes in operating assets and liabilities:
Accounts receivable, interest and other receivables	(15)	(795)
Prepaid expenses and other assets	1,040	(241)
Accounts payable	40	624
Accrued liabilities and other	(1,272)	(761)
Net cash used in operating activities	(15,939)	(18,872)
Cash flows from investing activities:
Purchases of property and equipment	(4)	(14)
Proceeds from sale of fixed Asset	15	—
Net cash provided by (used in) investing activities	11	(14)
Effect of exchange rate changes on cash	—	(15)
Net change in cash, cash equivalents, and restricted cash	(15,928)	(18,901)
Cash, cash equivalents and restricted cash at beginning of period	21,837	47,657
Cash, cash equivalents and restricted cash at end of period	$5,909	$28,756

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

Bellicum Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Bellicum Pharmaceuticals, Inc. (“Bellicum”) is a clinical stage biopharmaceutical company that has discovered and developed novel, controllable cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors.

As of September 30, 2023, Bellicum has one wholly-owned subsidiary, Bellicum Pharma GmbH, a private limited liability company organized under German law. It was formed for the purpose of developing product candidates in Europe. Bellicum and Bellicum Pharma GmbH are collectively referred to herein as the “Company.” All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.
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

The Company has experienced net losses from operations since its inception and as of September 30, 2023 and December 31, 2022, the Company had an accumulated deficit of $591.6 million and $575.4 million, respectively, and at September 30, 2023, the Company had cash and cash equivalents of approximately $5.9 million. The Company believes that there is substantial doubt that its current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued. The accompanying financial statements have been prepared on a basis that assumes that the Company will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In March 2023, the Company announced its decision to discontinue its ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of its GoCAR-T cell product candidates in combination with rimiducid in heavily pre-treated cancer patients. The trials for BPX-601 and BPX-603 are being discontinued following the Company’s assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. An evaluation of the Company’s strategic alternatives is underway. The strategic alternatives include, but are not limited to, a merger, sale, or other business combination, a strategic partnership with one or more parties, or the licensing, sale, or divestiture of our programs. Despite undertaking this process, the Company may not be successful in completing a transaction, and even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits. If the Company does not successfully consummate a strategic alternative, its board of directors may decide to pursue a dissolution and liquidation of the Company. Even if the Company is successful in consummating one or more such strategic alternatives, it may cease operations as a result and its board or directors may choose to dissolve the Company and distribute the proceeds of such strategic alternative, if any, and any remaining assets to its stockholders.

Use of Estimates
The preparation of the interim condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. Actual results could differ from those estimates.
Revenue Recognition

The Company's sources of revenue during the nine months ended September 30, 2023 include the sale of a proprietary reagent to a third party, which resulted in recognized revenue of $8.0 thousand during the first quarter of 2023. Additionally, in the third quarter of 2023, the Company received an annual maintenance fee of $1.0 million as specified in the 2021 MD Anderson Option and License Agreement executed in August 2021.
Significant Accounting Policies
There have been no significant changes to the accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued payroll	$89	$264
Accrued patient treatment costs	2	675
Accrued clinical research costs	494	841
Accrued manufacturing costs	105	434
Accrued professional services	373	207
Accrued other	142	56
Total accrued expenses and other current liabilities	$1,205	$2,477

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

	September 30, 2023	September 30, 2022
Anti-dilutive common stock equivalents:	Number of Shares
Redeemable convertible series 1 preferred stock	4,520,000	4,520,000
Warrants to purchase common stock	5,750,000	5,750,000
Options to purchase common stock	215,206	3,658,489
Unvested shares of restricted stock units	397,987	225,633
Total anti-dilutive common stock equivalents	10,883,193	14,154,122

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

Investment Securities

The following table presents the Company’s investment securities (including, if applicable, those classified on the Company’s balance sheet as cash equivalents) that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value at September 30, 2023			Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$4,532	$—	$—	$20,024	$—	$—
Total cash equivalents	$4,532	$—	$—	$20,024	$—	$—

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

The fair value of the warrants has been estimated with the following weighted-average assumptions, including the most sensitive input, volatility:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.80%	4.1%
Volatility	143.00%	102.00%
Expected term (years)	2.88	3.63

The following table provides the warrant derivative liability reported at fair value and measured on a recurring basis:

	Fair Value at September 30, 2023			Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Warrant derivative liability	$—	$—	$518	$—	$—	$809

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

The following table reflects the fair value roll forward reconciliation of the Public Warrants liabilities for the period ended September 30, 2023:

(in thousands)	Warrant Derivative Liability
Balance, December 31, 2022	$809
Change in fair value	(291)
Balance, September 30, 2023	$518

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

A summary of warrants outstanding and exercisable as of September 30, 2023 is as follows:

Year Issued	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
		(in years)	(per share)
2019	5,750,000	2.88	$13.00
2020	4,149,378	2.10	$6.50
2020[1]	1,659,752	—	$—
2021	2,055,920	5.19	$1.69
2021[2]	19,679,210	—	$—
	33,294,260

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

On August 21, 2019, the Company sold Series 1 Preferred Stock pursuant to the Offering. The Company has 10,000,000 authorized shares of Preferred Stock with a par value of $0.01 per share, of which the Company has designated 1,517,500 shares as Series 1 Preferred Stock, 350,000 shares as Series 2 Preferred Stock and 250,000 shares as Series 3 Preferred Stock. There were 452,000 shares of Series 1 Preferred Stock and no shares of Series 2 or Series 3 Preferred Stock issued and outstanding as of September 30, 2023. The Series 1 Preferred Stock, Series 2 Preferred Stock and Series 3 Preferred Stock is referred to collectively as the Preferred Stock.

1 The pre-funded warrants issued on November 2, 2020 do not have an expiration date.
2 The pre-funded warrants issued on December 7, 2021 do not have an expiration date.

As of September 30, 2023, the Company classified the Series 1 Preferred Stock as mezzanine equity, because the Series 1 Preferred Stock is redeemable at the option of the holders upon passage of time, which is outside of the Company’s control to prevent. Subsequent adjustment of the amount presented in mezzanine equity to its redemption amount is necessary unless it is probable that the instrument will not become redeemable.

The Series 1 Preferred Stock is not redeemable at September 30, 2023, and is only redeemable upon a fundamental change or, at the option of the holder, on or after August 21, 2024, if certain Conditions have not been met (described below) before that date.

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

A subsequent adjustment of the amount presented within mezzanine equity to its redemption amount is necessary if it is probable that the instrument will become redeemable. The Company does not believe a fundamental change is considered probable until it occurs. However, as of December 31, 2022, the Company concluded that it was probable that the Conditions will not be met before August 21, 2024. Therefore, the Company will prospectively accrete the Series 1 Preferred Stock to its redemption amount of $45.2 million over the future reporting periods until the earliest redemption date. As of September 30, 2023, the Series 1 Preferred Stock has been remeasured to $31.6 million.

Optional Conversion

Each share of Preferred Stock is initially convertible into 10 shares of common stock. The conversion price at which Preferred Stock may be converted into shares of common stock, is subject to adjustment in connection with certain specified events.

Redemption

Until the applicable Transition Date (defined below), at any time on or after August 21, 2024, all or any portion of the Preferred Stock is redeemable at the option of the holder. The redemption price of the Series 1 Preferred Stock, which is the only series of Preferred Stock outstanding, is $100.00 per share. The “Transition Date” means, with respect to the Series 1 Preferred Stock, the first date following August 21, 2021, on which each of the Conditions (as defined above) is met.

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
NOTE 5- SHARE-BASED COMPENSATION PLANS

Share-Based Compensation Plans

The Company has five share-based compensation plans, including the 2019 Equity Incentive Plan (the “2019 Plan”), which was adopted in June 2019. Each plan authorizes the granting of shares of common stock and/or options to purchase common stock to employees and directors of the Company, as well as non-employee consultants, and allows the holder of the option to purchase common stock at a stated exercise price. The only plan under which the Company may currently grant equity awards is the 2019 Equity Incentive Plan, although there remain outstanding awards under the other four plans. Options vest according to the terms of the grant, which may be immediately or based on the passage of time, generally over two to four years, and have a term of up to 10 years. Unexercised stock options terminate on the expiration date of the grant. The Company recognizes the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.

Share-Based Compensation Expense

Share-based compensation expense by classification for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development	$(9)	$334	$96	$921
General and administrative	125	351	638	974
Total	$116	$685	$734	$1,895
At September 30, 2023, total compensation cost not yet recognized was $0.1 million and the weighted-average period over which this amount is expected to be recognized is 0.2 years.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

License Agreement - BioVec

On June 10, 2015, the Company and BioVec Pharma, Inc. (“BioVec”) entered into a license agreement (the “BioVec Agreement”) pursuant to which BioVec agreed to supply the Company with certain proprietary cell lines and granted to the Company a non-exclusive, worldwide license to certain of its patent rights and related know-how related to such proprietary cell lines. As consideration for the products supplied and rights granted to the Company under the BioVec Agreement, the Company agreed to pay to BioVec an upfront fee of $100,000 within ten business days of the effective date of the BioVec Agreement and a fee of $300,000 within ten business days of its receipt of the first release of GMP lot of the products licensed under the BioVec Agreement. In addition, the Company agreed to pay to BioVec an annual fee of $150,000, commencing 30 days following the first filing of an Investigational New Drug Application (an IND filing), or its foreign equivalent, for a product covered by the license; with such annual fees being creditable against any royalties payable by the Company to BioVec under the BioVec Agreement. The Company also is required to make a $250,000 milestone payment to BioVec for each of the first three licensed products to enter into a clinical phase trial and one-time milestone payments of $2.0 million upon receipt of a registration granted by the Federal Drug Administration or European Medicines Agency on each of the Company’s first three licensed products. The BioVec Agreement additionally provides that the Company will pay to BioVec a royalty in the low single digits on net sales of products covered by the BioVec Agreement. The Company may also grant sublicensees under the licensed patent rights and know-how to third parties for limited purposes related to the use, sale and other exploitation of the products licensed under the BioVec Agreement. The BioVec Agreement will continue until terminated. The BioVec Agreement may be terminated by the Company, in its sole discretion, at any time upon 90 days written notice to BioVec. Either party may terminate the BioVec Agreement in the event of a breach by the other party of any material provision of the BioVec Agreement that remains uncured on the date that is 60 days after written notice of such failure or upon certain insolvency events that remain uncured following the date that is 30 days after the date of written notice to a party regarding such insolvency event. On October 3, 2023, an amendment to the BioVec Agreement was made in which the Company and BioVec agreed to extend the payment date of the 2023 annual license maintenance fee until there is clarity if the license will be needed for further GoCAR-T development, currently forecasted to be in the first quarter of 2024. All annual license maintenance fees for years subsequent to 2023 shall remain unchanged.

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

Overview

Until recently, we were a clinical stage biopharmaceutical company that has discovered and developed novel, controllable cellular immunotherapies for various forms of cancer, including both hematological cancers and solid tumors. Our proprietary Chemical Induction of Dimerization, or CID, technology platform is designed to enable control of components of the immune system in real time. By incorporating our CID platform into cellular immunotherapies, their efficacy and safety may be enhanced.

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

Additionally, the certificate of designations for our Series 1 preferred stock provides that if we liquidate, dissolve or wind up our company, or effect a deemed liquidation involving the sale of a majority of our common stock or all or substantially all of our assets, the holders of our Series 1 preferred stock will have a liquidation preference which, as of September 30, 2023, would entitle them to receive an aggregate of $45,200,000 before any payments are made to holders of our common stock. This liquidation preference amount would likely exceed the amount of any proceeds we would receive in any strategic transaction or transactions or any liquidation, deemed liquidation, dissolution or winding up of our company. As a result, holders of our common stock may not receive any amounts even if we are successful in consummating one or more strategic transactions or if our board of directors liquidates, dissolves, or winds up our company (whether in connection with a strategic transaction or not).

We are no longer pursuing further clinical development of our product candidates at this time. The disclosures throughout this Quarterly Report include discussions regarding our historical operations.

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

Results of Operations
The following table sets forth a summary of our statement of operations for the periods indicated:

	Three Months Ended		Change	Nine Months Ended		Change
(in thousands)	September 30, 2023	September 30, 2022		September 30, 2023	September 30, 2022
Revenues
Supply agreement	—	—	—	8	—	8
License revenue	$1,000	$1,000	$—	$1,000	$1,000	$—
Revenue-supply agreement	$1,000	$1,000	$—	1,008	1,000	8
Operating expenses:
Research and development	263	6,850	(6,587)	12,286	16,425	(4,139)
General and administrative	1,511	1,315	196	5,208	4,216	992
Total operating expenses	1,774	8,165	(6,391)	17,494	20,641	(3,147)
Other operating (income) expense:
Gain on sale of fixed asset, net	(1)	—	(1)	(1)	—	(1)
Total other operating income:	(1)	—	(1)	(1)	—	(1)
Loss from operations	(773)	(7,165)	6,392	(16,485)	(19,641)	3,156
Other income (expense):
Interest income	2	11	(9)	10	38	(28)
Change in fair value of warrant derivative liability	5	(59)	64	291	827	(536)
Other income (expense)	3	—	3	3	—	3
Total other income (expense)	10	(48)	58	304	865	(561)
Net loss	$(763)	$(7,213)	$6,450	$(16,181)	$(18,776)	$2,595
Revenues

The increase in revenues for the nine months ended September 30, 2023, compared to the same period in 2022, primarily resulted from our sale of a small amount of a proprietary reagent to a third party during the first quarter of 2023. During the third quarter of 2023, we also earned an annual maintenance fee of $1.0 million per the 2021 MD Anderson Option and License Agreement executed in August 2021.
Research and Development Expenses (R&D)

The decrease in R&D expenses for the three months ended September 30, 2023, compared to the same period in 2022, was due to reduced expenses of $2.5 million in consulting and other technical operations expenses as a result of contract terminations following the discontinuation of our BPX-601 and BPX-603 trials in March 2023. Additionally, there was a decrease of $2.5 million related to clinical and other site costs, as a result of final reconciliations with our clinical sites and vendors. Lastly, there was a decrease of $1.5 million in personnel costs as a result of terminations of R&D employees.

The decrease in R&D expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to a decrease of $2.4 million in consulting and stock-based compensation expenses as a result of terminations of R&D employees and consultants. Additionally, there was a decrease of $1.7 million of clinical trial expenses due to the discontinuation of our BPX-601 and BPX-603 trials and final reconciliations with our clinical sites and vendors.

General and Administrative Expenses (G&A)

The increase in G&A expenses for the three months ended September 30, 2023, compared to the same periods last year, were primarily due to an decrease of $0.5 million in personnel related and consulting costs, offset by an increase of $0.7 million attributable to legal fees related to our evaluation of strategic alternatives.

The increase in G&A expenses for the nine months ended September 30, 2023, compared to the same periods last year, was primarily due to a decrease of $0.1 million in personnel related and consulting costs, offset by an increase of $1.1 million attributable to legal fees related to our evaluation of strategic alternatives.

Other Income (Expense)

Other income (expense) primarily consists of interest income, offset by changes in fair value of our warrant derivative liability, which is remeasured at each reporting period. Due to the nature of the inputs in the model used to assess the fair value of the warrant derivative liability, we may experience significant fluctuations at each reporting period. These fluctuations may be due to a variety of factors, including changes in our stock price and changes in stock price volatility over the remaining term of the warrants.

The increase in other income (expense) for the three months ended September 30, 2023, compared to the same period last year, was primarily due to changes in fair value of our warrant liability. During the three months ended September 30, 2023, we recognized a gain from the change in fair value of $5 thousand, compared to a loss of $59 thousand during the same period last year.

The decrease in other income (expense) for the nine months ended September 30, 2023, compared to the same period last year, was primarily due to changes in fair value of our warrant liability. During the nine months ended September 30, 2023, we recognized a gain from the change in fair value of $0.3 million, compared to a gain of $0.8 million during the same period last year.

Liquidity and Capital Resources

Going Concern and Management’s Plans

As of September 30, 2023, we had cash and cash equivalents of $5.9 million, and net cash used in operations for the nine months ended September 30, 2023 was approximately $15.9 million.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, and do not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of our assets and the satisfaction of our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced net losses since our inception and as of September 30, 2023, we have an accumulated deficit of $591.6 million. We believe that there is substantial doubt that our current capital resources, which consist of cash and cash equivalents, are sufficient to fund operations through at least the next twelve months from the date the accompanying financial statements are issued.

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

In March 2023, we announced our decision to discontinue our ongoing Phase 1/2 clinical trials evaluating the safety and preliminary efficacy of our GoCAR-T cell product candidates in combination with rimiducid in heavily pre-treated cancer patients. The trials for BPX-601 and BPX-603 are being discontinued following our assessment of the risk/benefit profile of BPX-601 in combination with rimiducid. We are communicating with clinical trial sites and regulatory agencies regarding our decision to discontinue our ongoing clinical trials, and an evaluation of our strategic alternatives is underway.

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

Cash Flows

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $15.9 million compared to $18.9 million from the same period in 2022. The primary operating activities were (1) $16.2 million of net losses, (2) a 0.2 million decrease from changes in operating assets and liabilities, and (3) a non-cash gain of $0.3 million recognized from the change in the fair value of the warrant derivative liability. These activities were partially offset by the share-based compensation changes of $0.7 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023, was less than $0.1 million as compared to the $0.1 million net cash used in 2022. Our cash provided by investing activities during the nine months ended September 30, 2023 was primarily related to the sale of a fixed asset, offset by the purchase of computer equipment.

Financing Activities

There was no cash used in or provided by financing activities during the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, we do not have any short-term or long-term lease liabilities, debt obligations or other material capital commitments. The expected capital expenditures for the next 12 months are minimal.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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

Until recently, we were a clinical-stage biopharmaceutical company that had no products approved for commercial sale and had incurred significant losses since our inception in 2004. To date, we have financed our operations primarily through equity and debt financings. As of September 30, 2023, we had an accumulated deficit of $591.6 million. We expect to continue to incur significant losses from operations for the foreseeable future.

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
Our current product candidates were recently in early stage clinical trials, and, if an acquiror, reinitiates these trials or initiates additional clinical trials, they may experience unfavorable results in the future.
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
We have in the past relied on third parties to conduct clinical trials.
While we are not currently conducting any clinical development and do not have plans to initiate any additional clinical trials, we have in the past depended upon independent investigators and collaborators, such as universities, medical institutions, and strategic partners to conduct preclinical and clinical trials under agreements with us. Negotiations of budgets and contracts with study sites may result in delays to development timelines and increased costs. We would expect to rely heavily on these third parties over the course of clinical trials, and would control only certain aspects of their activities. Nevertheless, we would be responsible for ensuring that each study is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and reliance on third parties would not relieve us of regulatory responsibilities. We and these third parties would be required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties failed to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities could require us to perform additional clinical trials before approving our marketing applications. It is possible that, upon inspection, such regulatory authorities could determine that any of our clinical trials fail to comply with the GCP regulations. In addition, any future clinical trials with our product candidates would be required to be conducted with biologic product produced under current good manufacturing practices, or cGMPs, and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We are highly dependent on our key personnel, and if we are not successful in retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Workforce and expense reductions may have an adverse impact on our business, our ability to retain key personnel and may be distracting to management.*

On June 30, 2023, the employment of Richard Fair, President and Chief Executive Officer, and Charity Scripture, Chief Development Officer, officially terminated, and we entered into consulting agreements with Mr. Fair and Ms. Scripture providing for their continued service in their officer capacities as consultants. As of September 30, 2023, we have no employees, and have entered into consulting arrangements with certain former employees, including Mr. Fair and Ms. Scripture, to perform services for the Company substantially similar to those provided during their prior employment with the Company.
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
The terms of our 2019 private placement of equity restrict our operating and financial flexibility, and give priority to certain investors, both of which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.*

In August 2019, we entered into an agreement with certain institutional investors providing for a private placement. Pursuant to the terms of the 2019 securities purchase agreement for the private placement transaction, the investors in the private placement transaction have consent rights over certain significant matters of our business. These include decisions to authorize or issue equity securities that are senior or pari passu to the Series 1 preferred stock with respect to liquidation preference, the occurrence of indebtedness in excess of $1,000,000, the sale or license of certain of our technology and the payment of dividends. As a result, these stockholders, acting together, will have significant influence over certain matters affecting our business. The investors in the private placement may not consent to us seeking additional funds through debt or other equity financings or the sale or license of our technology. Further, in the event of a liquidation, dissolution, winding up or deemed liquidation, holders of the Series 1 preferred will receive a payment equal to the per share purchase price of their Series 1 preferred stock before any proceeds are distributed to the holders of common stock and this could mean that there is little to no consideration available for distribution to the holders of common stock in the case of a strategic transaction or the liquidation of the Company. As of September 30, 2023, the liquidation preference applicable to our Series 1 preferred stock in connection with any liquidation, deemed liquidation, dissolution or winding up of the Company would entitle our preferred stockholders to receive an aggregate of $45,200,000 before any payments are made to holders of our common stock, and this liquidation preference amount would likely exceed the amount of any proceeds the Company would receive in connection with any such transaction or transactions. In addition, any potential investors in the Company or potential strategic partners or acquirors may decline to invest in, or acquire, the Company because of the preferential rights granted under the private placement agreement. Each of these factors could negatively impact our liquidity, financial condition, operating results, business and prospects and cause the price of our common stock to decline.
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

We issued 575,000 shares of Series 1 Preferred Stock in connection with our August 2019 public offering. Subject to the terms of our certificate of designations for our Preferred Stock, at any time on or after August 21, 2024, some or all of our outstanding shares of Series 1 Preferred Stock, which is the only series of Preferred Stock currently outstanding, will be redeemable at the option of the holder at a redemption price of $100.00 per share upon delivery of an irrevocable written notice to us. If a holder of Series 1 Preferred Stock requests redemption we will be required to redeem such shares of Series 1 Preferred Stock. However, we may be unable to redeem such Series 1 Preferred Stock if restrictions under applicable law or contractual obligations prohibit such redemption. For example, Delaware law provides that a redemption on capital stock may only be paid from “surplus” or, if there is no “surplus,” from a corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to redeem the Series 1 Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. To date, we have operated at a loss. Accordingly, if we do not have sufficient “surplus” under Delaware law, we would be unable to effect such redemption. If we do have sufficient “surplus” to effect such redemption, our available cash will be negatively impacted. In addition, such reduction in our available cash could decrease the trading price of our common stock, and, accordingly, the preferred stock and our warrants.
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

10.1	Amendment to Consulting Agreement, dated as of September 26, 2023, by and between the Registrant and Charity Scripture.

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

Bellicum Pharmaceuticals, Inc.

Date: November 14, 2023	/s/ Richard A. Fair
Richard A. Fair
Principal Executive and Financial Officer

Date: November 14, 2023	/s/ Charles S. Grass
Charles S. Grass
Principal Accounting Officer